Form 10-Q
period 2023-03-31
Ispire Technology Inc.
filed 2023-05-15
CIK 1948455

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission file number: 001-41680

Ispire Technology Inc.

(Exact name of registrant as specified in its charter)

Delaware	84-5106049
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

19700 Magellan Drive

Los Angeles, CA 90502

(Address of principal executive offices)

(310) 742-9975

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on Which Registered:	Ticker Symbol
Common Stock, par value $0.0001 per share	The Nasdaq Stock Market LLC	ISPR

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 7, 2023, there were 53,105, 000 shares of common stock outstanding.

ISPIRE TECHNOLOGY INC.

TABLE OF CONTENTS

		Page
	PART I - FINANCIAL INFORMATION	1
Item 1.	Financial Statements.	1
	Unaudited Condensed Consolidated Balance Sheets as of June 30, 2022 and March 31, 2023	1
	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months and nine months ended March 31, 2022 and 2023	2
	Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity for the nine months ended March 31, 2022 and 2023	3
	Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2022 and 2023	4
	Notes to Condensed Consolidated Financial Statements.	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	16
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	24
Item 4.	Controls and Procedures.	24

	PART II - OTHER INFORMATION	25
Item 6.	Exhibits	25

i

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements,but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this report. Additionally, statements concerning future matters are forward-looking statements.

Although forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the headings “Risks Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our prospectus dated April 3, 2023 in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q and in other reports that we file with the SEC. You are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.

We file reports with the SEC. The SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us. You can also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report, except as required by law. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this quarterly report, which are designed to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, “Company”, “we,” “us,” “our” and similar terms refer to Ispire Technology Inc. and its subsidiaries, unless the context indicates otherwise.

ii

PART I – FINANCIAL INFORMATION

ITEM 1 – Financial Statements

ISPIRE TECHNOLOGY INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	March 31,
	2022	2023
Assets
Current assets:
Cash and cash equivalents	$74,480,651	$24,035,608
Accounts receivable, net	8,260,574	15,412,769
Held-to-maturity investment	-	9,604,418
Inventories, net	14,580,557	14,237,162
Prepaid expenses and other current assets	192,499	290,616
Due from related parties	1,934,855	-
Total current assets	99,449,136	63,580,573
Other assets:
Property, plant and equipment, net	114,025	588,213
Rental deposit	876,100	721,497
Right-of-use assets	295,804	4,359,274
Intangible assets	-	72,714,652
Total other assets	1,285,929	78,383,636
Total assets	$100,735,065	$141,964,209
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$290,541	$178,140
Accounts payable – related party	41,982,373	56,044,267
Contract liabilities	1,672,051	742,247
Dividends payable	3,362,639	-
Accrued liabilities and other payables	159,296	520,057
Due to related parties	40,672,768	-
Income tax payable	481,113	-
Lease liabilities	347,541	917,310
Total current liabilities	88,968,322	58,402,021

Other liabilities:
Lease liabilities	-	3,608,580
Total liabilities	$88,968,322	$62,010,601
Stockholders’ equity:
Common stock, par value $0.0001 per share; 140,000,000 shares authorized; 50,000,000 shares issued and outstanding as of June 30 2022 and March 31, 2023	5,000	5,000
Preferred stock, par value $0.0001 per share, 10,000,000 shares authorized, no shares issued at June 30, 2022 and March 31, 2023	-	-
Capital contribution	-	74,259,915
Accumulated other comprehensive loss	(184,664)	(199,938)
Retained earnings	11,946,407	5,888,631
Total stockholders’ equity	11,766,743	79,953,608
Total liabilities and stockholders’ equity	$100,735,065	$141,964,209

See notes to unaudited condensed consolidated financial statements.

ISPIRE TECHNOLOGY INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2023	2022	2023

Revenue	$19,014,149	$24,136,297	$66,247,507	$82,976,746

Cost of revenue	16,038,425	19,616,098	55,959,959	68,525,866

Gross profit	2,975,724	4,520,199	10,287,548	14,450,880

Operating expenses:
Sales and marketing expenses	1,325,024	948,302	3,781,183	3,355,830
General and administrative expenses	2,546,379	7,033,958	5,618,260	16,234,767

Total Operating Expenses	3,871,403	7,982,260	9,399,443	19,590,597

(Loss)income from operations	(895,679)	(3,462,061)	888,105	(5,139,717)

Other income(expense):
Interest income, net	1,016	391	2,083	77,202
Exchange gain, net	68,420	660,760	136,902	183,178
Other (expense)income, net	(5,559)	(67,953)	49,382	(108,440)

Total Other income, net	63,877	593,198	188,367	151,940

(Loss) income before income taxes	(831,802)	(2,868,863)	1,076,472	(4,987,777)

Income taxes - current	(158,755)	(237,992)	(788,348)	(1,069,999)

Net (loss)income	$(990,557)	$(3,106,855)	$288,124	$(6,057,776)

Other comprehensive loss
Foreign currency translation adjustments	(71,687)	(157,704)	(80,765)	(15,274)
Comprehensive (loss)income	$(1,062,244)	$(3,264,559)	$207,359	$(6,073,050)

Net (loss)income per share
Basic and diluted	$(0.02)	$(0.06)	$0.01	$(0.12)

Weighted average shares outstanding:
Basic and diluted	50,000,000	50,000,000	50,000,000	50,000,000

See notes to unaudited condensed consolidated financial statements.

ISPIRE TECHNOLOGY INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Preferred Stock				Accumulated Other
	Number of		Number of		Retained	Capital	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Earnings	Contribution	Loss	Equity
Balance, June 30, 2021	50,000,000	5,000	-	-	13,820,560	-	(67,579)	13,757,981
Net income	-	-	-	-	288,124	-	-	288,124
Foreign currency translation adjustment	-	-	-	-	-	-	(80,765)	(80,765)
Balance, March 31, 2022	50,000,000	$5,000	-	$-	14,108,684	$-	$(148,344)	$13,965,340

Balance, June 30, 2022	50,000,000	5,000	-	-	11,946,407	-	(184,664)	11,766,743
Net loss	-	-	-	-	(6,057,776)	-	-	(6,057,776)
Transfer of intangible assets						74,259,915		74,259,915
Foreign currency translation adjustment	-	-	-	-	-	-	(15,274)	(15,274)
Balance, March 31, 2023	50,000,000	$5,000	-	$-	5,888,631	$74,259,915	$(199,938)	$79,953,608

See notes to unaudited condensed consolidated financial statements.

ISPIRE TECHNOLOGY INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months ended March 31,
	2022	2023

Net income (loss):	$288,124	$(6,057,776)
Adjustments to reconcile net income from operations to net cash provided by operating activities:
Depreciation and amortization	3,907	1,566,141
Depreciation of right-of-use assets	215,690	763,641
Accounts receivable impairment	-	2,226,090
Changes in operating assets and liabilities:
Accounts receivable	(5,398,432)	(9,323,279)
Inventories	(6,869,171)	343,395
Prepaid expenses and other current assets	77,987	56,486
Accounts payable	(13,320,148)	13,737,398
Contract liabilities	471,745	(940,014)
Accrued liabilities and other payables	323,866	360,761
Income tax payable	202,759	(481,113)
Net cash (used in) provided by operating activities	$(24,003,673)	$2,251,730

Cash flows from investing activities:
Purchase of property, plant and equipment	(120,948)	(495,065)
Purchase of short-term investment	-	(9,604,418)
Net cash used in investing activities	$(120,948)	$(10,099,483)

Cash flows from financing activities:
Payment made for dividends	(449,026)	(3,384,678)
Advances from related parties	1,681,723	1,934,855
Repayment of advances from related parties	(1,804,786)	(40,512,691)
Principal portion of lease payment	(203,612)	(634,776)
Net cash used in financing activities	$(775,701)	$(42,597,290)

Net decrease in cash and cash equivalents	(24,900,322)	(50,445,043)
Cash and cash equivalents - beginning of period	85,248,997	74,480,651
Cash and cash equivalents - end of period	$60,348,675	$24,035,608

See notes to unaudited condensed consolidated financial statements.

ISPIRE TECHNOLOGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND PRINCIPAL ACTIVITIES

Ispire Technology Inc. (the “Company”) was incorporated under the laws of the State of Delaware on June 13, 2022. Through its subsidiaries, the Company is engaged in the research and development, design, commercialization, sales, marketing and distribution of branded e-cigarettes and cannabis vaping products.

Ispire owns a 100% equity interest in Ispire International Limited, a business company incorporated under the laws of the British Virgin Islands (“BVI”) (“Ispire International”) on July 6, 2022.

Prior to July 29, 2022, all of the equity of Aspire North America LLC, a California limited liability company (“Aspire North America”), was owned by Aspire Global Inc. (“Aspire Global”), and all of the equity of Aspire Science and Technology Limited, a Hong Kong corporation (“Aspire Science”), was owned by Aspire Global Holdings Limited (“Aspire Holdings”), a wholly-owned subsidiary of Aspire Global.

Aspire Global and the Company are related parties since the same individual is the chief executive officer of both companies, the chief executive officer and his wife are directors of both companies, and own 66.5% and 5.0%, respectively, of the equity of both Aspire Global and the Company. At the time of transfer of the equity in Aspire North America and Aspire Science, the Company had the same stockholders as Aspire Global and the Company’s stockholders held the same percentage interest in the Company as they had in Aspire Global. Because the transfer of the equity in Aspire North America and Aspire Science is a transfer between related parties, the historical financial information of the subsidiaries is carried forward as the historical financial information of the Company and the 50,000,000 shares that were issued at or about the time of the Company’s organization are treated as being outstanding on July 1, 2020.

On July 29, 2022:

●	Aspire Global transferred 100% of the equity interest in Aspire North America to the Company

●	Aspire Holdings transferred 100% of the equity of Aspire Science to Ispire International.

The following table sets forth information concerning the Company and its subsidiaries as of December 31, 2022 and March 31, 2023:

Name of Entity	Date of Organization	Place of Organization	% of Ownership	Principal Activities
Ispire Technology Inc.	June 13, 2022	Delaware	Parent Company	Holding Company
Ispire International	July 6, 2022	BVI	100%	Holding Company
Aspire North America	February 22, 2020	California	100%	Sales and Marketing
Aspire Science	December 9, 2016	Hong Kong	100%	Sales and Marketing

Ispire is a holding company and does not engage in any active operations. Its business is conducted by its two operating subsidiaries, Aspire North America, which is engaged in the development, marketing and sales of cannabis vapor products, which were introduced in mid 2020, and Aspire Science, which is engaged in the development, marketing and sales of tobacco vaping products.

In October 2022, the directors and stockholders of the Company approved the 2022 Equity Incentive Plan (the “Plan”) pursuant to which up to 15,000,000 shares of common stock may be issued pursuant to options or restricted stock grants. The Plan will be administered by the Compensation Committee. Awards under the Plan may be granted to officers, directors, employees and those consultants who qualify as a consultant or advisor under the instructions to Form S-8. The Compensation Committee has broad discretion in making awards; provided that any options shall be exercisable at the fair market value on the date of grant. No awards have been granted since the Plan was approved.

Impact of COVID-19

In December 2019, coronavirus disease 2019 (COVID-19) was first reported to have surfaced in Wuhan, China. During 2020, the disease spread to many parts of the world. The epidemic has resulted in quarantines, travel restrictions, and the temporary closure of stores and facilities in much of the world, most of which are no longer in effect. The World Health Organization ended the global emergency status for COVID-19 on May 5, 2023, and the United States Department of Health and Human Services declared that the public health emergency from COVID-19 expired at the end of the day on May 11, 2023.

The extent to which COVID-19 impacts our operations on an ongoing basis is highly uncertain. Since our products are presently manufactured in China by a related party, any changes in the outbreak in China and any changes in the Chinese government’s policy may affect our supplier’s operations which could affect its ability to manufacture and deliver product in a timely manner.

Supply Chain Risks

One of effects of the COVID-19 has been delays resulting from supply chain issues, which relate to the difficulty that companies have in having their products manufactured, shipped to the country of destination, and delivered from the port of entry to the customer’s location. As the port delays have significantly decreased, we do not believe that the supply chain issues that affected our operations are currently affecting us. We cannot assure you that delays will not affect our business in the future.

In 2021, Shenzhen Yi Jia suffered a chip shortage resulting in a slowdown in delivery of its products to the Company from April to August 2021. To secure the supply of chips, Shenzhen Yi Jia changed the payment terms to chip suppliers from 30 days after delivery in the past to prepayment, and it engaged two new chip suppliers. Since September 2021, Shenzhen Yi Jia has obtained a supply of chips to meet its production needs and the chip shortage no longer affects its production. In 2022, a slowdown in the delivery of components to Shenzhen Yi Jia resulting from supply chain slowdowns as a result of the effects of mainland China’s COVID policy resulted in an increase in cost of revenue during the period. We cannot assure you that we will not suffer from a chip shortage or that the effects of China’s COVID policy will not affect Shenzhen Yi Jia’s ability or the ability of its suppliers to delivery products in a timely manner.

Market and Economic Conditions

In recent years, the United States and other markets have experienced cyclical or episodic downturns, and worldwide economic conditions remain uncertain, including, as a result of the COVID-19 pandemic, supply chain disruptions, the Russian invasion of Ukraine, instability in the U.S. and global banking systems, rising fuel prices, increasing interest rates or foreign exchange rates and increased inflation and the possibility of a recession. A significant downturn in economic conditions may affect the market for our products and our supplier’s ability to provide products to us on acceptable terms.

We cannot predict the timing, strength, or duration of any future economic slowdown or any subsequent recovery generally, or in any industry. If the conditions in the general economy and the markets in which we operate worsen from present levels, our business, financial condition, operating results could be adversely affected. For example, in January 2023, the outstanding national debt of the U.S. government reached its statutory limit. The U.S. Department of the Treasury has announced that, since then, it has been using extraordinary measures to prevent the U.S. government’s default on its payment obligations, and to extend the time that the U.S. government has to raise its statutory debt limit or otherwise resolve its funding situation. The failure by Congress to raise the federal debt ceiling could have severe repercussions within the U.S. and to global credit and financial markets. If Congress does not raise the debt ceiling and if the U.S. government defaults on its payment obligations or experiences delays in making payments when due, such payment default or delay by the U.S. government, as well as continued uncertainty surrounding the U.S. debt ceiling or the U.S. Government’s ability to pay debts, could result in a variety of adverse effects for financial markets, market participants and U.S. and global economic conditions. In addition, U.S. debt ceiling and budget deficit concerns have increased the possibility a downgrade in the credit rating of the U.S. government and could result in economic slowdowns or a recession in the United States. Although U.S. lawmakers have passed legislation to raise the federal debt ceiling on multiple occasions, ratings agencies have lowered or threatened to lower the long-term sovereign credit rating on the United States as a result of disputes over the debt ceiling. The impact of a potential downgrade to the U.S. government’s sovereign credit rating or its perceived creditworthiness could adversely affect economic conditions, as well as our business, financial condition and operating results.

E-cigarette regulation

Regulation regarding e-cigarette varies across countries, from no regulation to a total ban. The legal status of e-cigarette is currently pending in many countries. But as e-cigarettes have become more and more popular recently, many countries are considering imposing more stringent law and regulations to regulate this market. Changes in existing law and regulations and the imposition of new laws, regulation in countries and regions that our major customers located in may adversely affect the Company’s business.

The Federal Food, Drug, and Cosmetic Act requires all Electronic Nicotine Delivery Systems (“ENDS”) product manufacturers that market products in the United States to submit Premarket Tobacco Product Applications (“PMTAs”) to the FDA. For ENDS products that were on the U.S. market on August 8, 2016, a PMTA was required to be submitted to the FDA by September 9, 2020; for ENDS products that were not on the U.S. market on August 8, 2016, a premarket authorization issued in response to a PMTA is required for the product to enter the U.S. market. The Company has submitted a PMTA filing for one ENDS product, and, under apparent FDA policies, the agency will not enforce the premarket review requirements for that product pending review of its PMTA. However, even with submission of the PMTA application, the FDA may reject the Company’s application and may prevent the Company’s ENDS products from being sold in the U.S., which will adversely affect the Company’s business.

Amendments to the Prevent All Cigarette Trafficking (“PACT”) Act, which became law in 2021, extend the PACT Act to include e-cigarette and all vaping products, and the amendments place significant burdens on sellers of vaping products in the United States which may make it difficult to operate profitably in the United States. Because of tighter government regulations, the Company will stop marketing tobacco vaping products in the United States, as the volume of sales from the one tobacco vaping product which the Company may sell in the United States does not justify the marketing and regulatory costs involved.

In the United States, cannabis vaping products are governed by state laws, which vary from state to state. Most states do not permit the adult recreational use of cannabis, and no states permit the sale of recreational cannabis products to minors. As a result of the reduced revenue to states resulting from the effects of the COVID 19 pandemic, states may seek to raise revenue by permitting and taxing the use of cannabis products. The Company cannot predict what action states will take or the nature and amount of taxes they may impose. However, the extent the PACT Act applies to cannabis products that aerosolize liquids, it may be more difficult to sell our products in states that permit the sale of cannabis.

However, cannabis and its derivatives containing more than 0.3% delta-9 tetrahydrocannabinol on a dry weight basis remain Schedule I controlled substances under U.S. federal law, meaning that federal law generally prohibits their manufacture and distribution. United States federal law also deems it unlawful to sell, offer for sale, transport in interstate commerce, import, or export “drug paraphernalia,” which includes “any equipment, product, or material of any kind which is primarily intended or designed for use in manufacturing, compounding, converting, concealing, producing, processing, preparing, injecting, ingesting, inhaling, or otherwise introducing into the human body a controlled substance” the possession of which federal law prohibits, including Schedule I “marijuana.” Limited exemptions exist, most notably when state or local law authorizes these items’ manufacture, possession, or distribution.

The European Commission issued the Tobacco Products Directive (the “TPD”), which became effective on May 19, 2014 and became applicable in the European Union member states on May 20, 2016. The TPD regulates e-cigarettes on the packaging, labelling and ingredients of the products on the European Union market, the creation of smoke-free environments, tax measures and activities against illegal trade and anti-smoke campaigns. Member states of the European Union are required to ensure that advertisements for any tobacco related product are prohibited, and no promotion shall be made as to those devices with an intention to promote e-cigarettes. For the e-cigarettes released after May 20, 2016, TPD requires e-cigarette manufacturers to submit product sales applications to the regulatory market six months in advance, and ensure their products can meet the TPD requirements before they can be released. The Company has complied with TPD requirement that for all its tobacco vaping products sold in Europe.

The sale of cannabis vaping products is illegal in the European Union and the United Kingdom.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The unaudited interim consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present a fair statement of the Company’s consolidated financial position as of March 31, 2023 and the results of operations for the three and nine month periods ended March 31, 2023 and March 31, 2022. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and accordingly do not include all of the disclosures normally made in the Company’s annual consolidated financial statements. Accordingly, these unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended June 30, 2022, included in the Company’s registration statement on Form S-1.

The results of operations for the three and nine month periods ended March 31, 2023 are not necessarily Indicative of the results of operations that may be expected for any other interim periods or for the year ending June 30, 2023.

Use of estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates include allowance for doubtful accounts, the useful lives of property and equipment and intangible asset, impairment of long-lived assets, and deferred cost. Actual results could differ from those estimates.

Inventories

Inventories mainly consist of finished goods purchased from suppliers. Inventories are stated at the lower of cost or net realizable value. The cost of an inventory item is determined using the weighted average method. An allowance is established when management determines that certain inventories may not be saleable. If inventory costs exceed net realizable value, the Company will record a reserve for the difference between the cost and the net realizable value. The net realizable value is determined based on the estimated selling price, in the ordinary course of business, less estimated costs necessary to make the sale.

Intangible assets

The Company reviews intangible assets for impairment when events or changes in circumstances indicate the carrying amount may not be recoverable. The evaluation is performed at the lowest level of identifiable cash flows independent of other assets, The Company measure recoverability of these assets by comparing the carrying amounts to the future undiscounted cash flows that the assets are expected to generate. If the carrying value of the assets is not recoverable, the impairment recognized is measured as the amount by which the carrying value exceeds its fair value. There is no indication of impairment for the period presented.

Intangible assets with definite lives, such as patents, are amortized over their estimated useful lives on a straight-line basis generally over ten years.

Held-to-maturity investment

The held-to-maturity investment represents a certificate of deposit that the Company has the intent and ability to hold to maturity and is reported net of any related amortization. The Company intends to hold this investment until maturity and it is not remeasured to fair value on a recurring basis. The gains and losses on this investment are recorded in the Statements of Operations and Comprehensive Income under “Investment Gain”

The entire balance of the held-to-maturity investment presented on the balance sheet as of March 31, 2023 of $9,604,418 matures on February 8, 2024.

Revenue recognition

The Company sells its products to customers and recognizes revenue in accordance with the guidance of ASC 606, Revenue from Contracts with Customers. Revenue is recognized when control of goods has transferred to customers. For the majority of the Company’s customer arrangements, control transfers to customers at a point-in-time when goods have been delivered to the pickup location specified by the customer or a forwarder appointed by the customer, as that is generally when legal title, physical possession and risks and rewards of goods transfer to the customer.

Revenue is recognized at the transaction price based on the purchase order as adjusted for the anticipated rebates, discounts and other sales incentives. When determining the transaction price, management estimates variable consideration applying the portfolio approach practical expedient under ASC 606. The main sources of variable consideration for the Company are customer rebates, trade promotion funds, and cash discounts. These sales incentives are recorded as a reduction of revenue at the time of the initial sale using the most-likely amount estimation method. The most-likely amount method is based on the single most likely outcome from a range of possible consideration outcomes. The range of possible consideration outcomes is primarily derived from the following inputs: sales terms, historical experience, trend analysis, and projected market conditions in the various markets served. Because the Company serves numerous markets, the sales incentive programs offered vary across businesses, but the most common incentive relates to amounts paid or credited to customers for achieving defined volume levels or growth objectives.

Disaggregated Revenue

In accordance with ASC 606-10-50-5, the Company has taken into consideration the nature, amount, timing, and uncertainty of revenue and cash flows, and has determined to disaggregate its net sales of tobacco vaping products and cannabis vaping products. The net sales disaggregated by products for the three months period ended March 31, 2022 and 2023 and nine months period ended March 31, 2022 and 2023 were as follows:

	Three months ended March 31,		Nine months ended March 31,
Net sales by product	2022	2023	2022	2023
Tobacco vaping products	$11,368,324	$16,546,587	$50,306,347	59,555,046
Cannabis vaping products	7,645,825	7,589,710	15,941,160	23,421,700
Total	$19,014,149	$24,136,297	$66,247,507	82,976,746

Cost of revenue

Cost of revenue for the three months ended March 31, 2022 and 2023 and nine months ended March 31, 2022 and 2023 consisted primarily of the cost of purchasing vaping products, which were purchased from a related party. See Note 11.

Recent accounting pronouncements

As an emerging growth company, the Company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The Company intends to take advantage of the benefits of this extended transition period.

Accounting pronouncements not yet effective

In June 2016, the Financial Accounting Standards Boards (“FASB”) amended guidance related to the impairment of financial instruments as part of ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The guidance replaces the incurred loss impairment methodology with an expected credit loss model for which a company recognizes an allowance based on the estimate of expected credit loss. For public business entities that meet the definition of a U.S. Securities and Exchange Commission (“SEC”) filer (“SEC filer”), excluding entities eligible to be smaller reporting companies (SRCs) as defined by the SEC, ASU No. 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. For all other entities, including SRCs, ASU No. 2016-13 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company is in the process of evaluating the impact that this guidance will have on its consolidated financial statements.

In April 2019, the FASB issued ASU 2019-04, “Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments”, which provides narrow-scope amendments to clarify and improve guidance within the standards on credit losses, hedging, and recognition and measurement of financial instruments. Apart from the amendments to ASU 2016-13 mentioned above, the ASU also included subsequent amendments to ASU 2016-01. The effective date for Topic 815 and 825 was fiscal years beginning after December 15, 2020 and 2019, respectively, and the adoption had no material impact on our financial position, results of operations and cash flows. The effective date for Topic 326 was delayed by ASU 2019-10 to fiscal years beginning after December 15, 2022. We do not expect that the adoption of this guidance will have a material impact on the financial position, results of operations and cash flows.

In October 2018, the FASB issued ASU 2018-17, Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities, (“ASU 2018-17”). ASU 2018-17 requires reporting entities to consider indirect interests held through related parties under common control on a proportional basis rather than as the equivalent of a direct interest in its entirety for determining whether a decision-making fee is a variable interest. For entities other than private companies, the standard is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The ASU is effective for a private company for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2022. Early adoption is permitted. Entities are required to apply the amendments in ASU 2018-17 retrospectively with a cumulative-effect adjustment to retained earnings at the beginning of the earliest period presented. We do not expect that the adoption of this guidance will have a material impact on our financial position, results of operations and cash flows.

3. CASH AND CASH EQUIVALENTS

Below is a breakdown of the Company’s cash balances in banks as of June 30, 2022 and March 31, 2023, both by geography and by currencies (translated into U.S. dollars):

	As of June 30,	As of March 31
By Geography:	2022	2023
Cash in HK	$71,221,649	$18,712,816
Cash in U.S.	3,259,002	5,322,792
Total	$74,480,651	$24,035,608

By Currency:
USD	$64,187,756	$23,505,105
HKD	415,930	426,138
EUR	4,097	59,728
GBP	24,680	25,219
RMB	9,848,188	19,418
Total	$74,480,651	$24,035,608

“HKD” refers to Hong Kong dollars, “GBP” refers to British pounds, and “EUR” refers to Euros.

4. FAIR VALUE MEASUREMENT

As of June 30, 2022 and March 31, 2023, information about inputs into the fair value measurement of the Company’s assets and liabilities that are measured at fair value on a recurring basis in periods subsequent to their initial recognition is as follows:

Cash and cash equivalents, accounts receivable, prepaid expenses, other receivables and due from related parties are financial assets with carrying values that approximate fair value due to their short-term nature. Accounts payable, accounts payable – related party, contract liabilities, accrued liabilities and other payables and due to related parties are financial liabilities with carrying values that approximate fair value due to their short-term nature.

5. ACCOUNTS RECEIVABLE, NET

As of June 30, 2022 and March 31, 2023, accounts receivable consisted of the following:

	As of June 30,	As of March 31,
	2022	2023
Accounts receivable – gross	$8,260,574	$16,713,949
Allowance for doubtful accounts	-	(1,301,180)
Accounts receivables, net	$8,260,574	$15,412,769

The Company recorded $0, $1,827,265, $0 and $2,226,090 bad debt expense for the three months ended March 31, 2022 and 2023 and nine months ended March 31, 2022 and 2023, respectively.

6. PROPERTY, PLANT AND EQUIPMENT, NET

As of June 30, 2022 and March 31, 2023, property, equipment and leasehold improvement consisted of the following:

	As of June 30,	As of March 31,
	2022	2023
Leasehold improvement	$433	$301,943
Office and other equipment	146,798	146,791
Furniture and fixture	-	193,563
	147,231	642,297
Less: accumulated depreciation	(33,206)	(54,084)
Total	$114,025	$588,213

For the three months ended March 31, 2022 and 2023, depreciation expense amounted to $3,018 and $7,394, respectively. For the nine months ended March 31, 2022 and 2023, depreciation expense amounted to $4,800 and $20,887, respectively.

7. INTANGIBLE ASSETS

On September 30, 2022, an intellectual property transfer agreement and an exclusive license agreement was signed such that all patents, trademarks, Know-how and Know-how Documentation related to cannabis vaping products and tobacco vaping products were transferred from Tuanfang Liu, Aspire Global and Shenzhen Yi Jia to Aspire North America and Aspire Science. As the intangible assets were transferred from Tuanfang Liu, the chief executive officer and controlling stockholder, and the companies controlled by Tuanfang Liu, the transfer was considered as a capital contribution by the stockholder, which is shown as a transaction on the statements of changes in stockholders’ equity. The Company engaged a third party firm to perform a valuation to estimate the fair values of the intangible assets transferred, in accordance with ASC 350.

Information regarding transferred intangible assets is as follows:

	As of March 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net carrying amount
Definite-lived intangible assets – Patents	$30,905,261	$1,545,263	$29,359,998
Indefinite-lived intangible assets – trademarks	43,354,654	-	43,354,654
Total intangible assets	74,259,915	1,545,263	72,714,652

Patents have a weighted-average useful life of 9.5 years as of March 31, 2023.

Amortization expense relating to the acquired intangible assets was $0, $0.8 million, $0 and $1.5 million for the three months ended March 31, 2022 and 2023 and nine months ended March 31 2022 and 2023, respectively.

8. CONTRACT LIABILITIES

As of June 30, 2022 and March 31, 2023, the Company had total contract liabilities of $1,672,051 and $742,247, respectively. These liabilities are advance deposits received from customers after an order has been placed. As of March 31 2023, the Company expects all of the contract liabilities to be settled in less than one year. The decrease in the balance at March 31, 2023 was due to less orders on hand on that date.

9. LEASES

The Company has operating lease arrangements for office premises in Hong Kong and California. These leases typically have terms of two to five years and are expensed on a straight-line basis.

Leases with an initial term of 12 months or less are not presented as right-of-use assets on the consolidated balance sheet and are expensed over the lease term. All other lease assets and lease liabilities are recognized based on the present value of lease payments over the lease term at commencement date.

The balances for the right-of-use assets where the Company is the lessee are presented as follow:

	As of June 30,	As of March 31,
	2022	2023
Right-of-use assets	$295,804	$4,359,274

Lease liabilities – current	$347,541	$917,310
Lease liabilities – non-current	-	3,608,580
Total	$347,541	$4,525,890

As of March 31, 2023, the maturities of our lease liabilities (excluding short-term leases) are as follows:

As of March 31, 2023
2024	1,243,979
2025	1,328,088
2026	1,372,447
2027	1,071,992
2028	322,704
Total future lease payments	5,339,210
Less: imputed interest	(813,320)
Total lease liabilities	4,525,890

The Company incurred lease costs, which includes the amortization of the right-of-use assets and the payment of short-term leases, of $74,052, $256,676, $215,713 and $770,049 on the Company’s consolidated statements of operations and comprehensive (loss)income for the three months ended March 31, 2022 and 2023 and nine months ended March 31, 2022 and 2023, respectively.

The Company made payments of $77,734, $300,593, $226,420 and $840,549 under the lease agreements during the three months ended March 31, 2022 and 2023 and nine months ended March 31, 2022 and 2023, respectively.

The weighted-average remaining lease term related to the Company’s lease liabilities as of June 30, 2022 and March 31, 2023 was 2 years and 4 years, respectively.

The discount rate related to the Company’s lease liabilities as of both June 30, 2022 and March 31, 2023 was 6% and 8%. The discount rates are generally based on estimates of the Company’s incremental borrowing rate, as the discount rates implicit in the Company’s leases cannot be readily determined.

10. ACCRUED LIABILITIES AND OTHER PAYABLES

As of June 30, 2022 and March 31, 2023, accrued liabilities and other payables consisted of the following:

	As of June 30,	As of March 31,
	2022	2023
Accrued salaries and related benefits	$43,487	$-
Other payables	81,226	138,575
Accrued expenses	34,583	302,328
Freight payable	-	79,154
Total	$159,296	$520,057

11. DIVIDENDS

Dividends payable represent a dividend declared by the Company’s HK subsidiary, Aspire Science, in the year ended June 30, 2020, which was payable to Aspire Science’s then sole stockholder, who is the Company’s chief executive officer. The dividend was declared prior to the transfer of the equity interest in Aspire Science to Aspire Holdings, which subsequently transferred the equity interest to Ispire International. Set forth below is the information relating to the dividend payable at June 30, 2022 and March 31, 2023.

Dividend Payable
As of June 30, 2022	$3,362,639
Dividends declared	-
Dividends paid	(3,362,639)
As of March 31, 2023	$-

12. RELATED PARTY TRANSACTIONS

a) The table below sets forth the major related parties and their relationships with the Company:

Name of related parties and Relationship with the Company
-Tuanfang Liu is the Chairman of the Company.
-Jiangyan Zhu is the wife of Tuanfang Liu and a director of the Company.
-Eigate (Hong Kong) Technology Co., Limited (“Eigate”) is a wholly-owned subsidiary of Aspire Global.
-Aspire Global is a company controlled by the Chairman of the Company.
-Shenzhen Yi Jia, a Chinese company that is 95% owned by the Company’s chairman and 5% by the chairman’s cousin.

b) Tuanfang Liu is also Aspire Global’s chief executive officer and a director of both the Company and Aspire Global, and his wife, Jiangyan Zhu, is also a director of both companies. As of March 31, 2023, Mr. Liu and Ms. Zhu beneficially own 66.5% and 5.0%, respectively, of the outstanding shares of both Aspire Global and the Company.

c) The Company had the following balances due from related parties:

	As of June 30,	As of March 31,
	2022	2023
Shenzhen Yi Jia	$1,872,035	$-
Tuanfang Liu	62,820	-
Total	$1,934,855	$-

The balances represent payment on behalf of these related parties, such as freight and tariff charges and others. These balances as of June 30, 2022 were all non-interest bearing, unsecured, had no due date and were repayable on demand and the balances were fully settled in November 2022.

d) The balances in due to related parties at June 30, 2022 and March 31, 2023 represent amounts due to Eigate of $40,672,768 and $0, respectively. The balances are all non-interest bearing, unsecured, have no due date and are repayable on demand.

e) For both three months ended March 31, 2022 and 2023, substantially all of the Company’s tobacco and cannabis vaping products were purchased from Shenzhen Yi Jia. As of June 30, 2022 and March 31, 2023, the accounts payable–- related party was $41,982,373 and $56,044,267, respectively, which was payable to Shenzhen Yi Jia. For the three months ended March 31, 2022 and 2023 and nine months ended March 31, 2022 and 2023, the purchases from Shenzhen Yi Jia were $16,485,000, $16,961,308, $61,318,089 and $67,762,917, respectively.

13. INCOME TAXES

For the three months ended March 31, 2022 and 2023 and nine months ended March 31, 2022 and 2023, income(loss) before income taxes consists of:

	Three months ended March 31,		Nine months ended March 31,
	2022	2023	2022	2023
HK	$1,034,709	$2,103,638	$5,389,710	6,405,657
U.S.	(1,866,511)	(4,972,501)	(4,313,238)	(11,393,434)
Total	$(831,802)	$(2,868,863)	$1,076,472	$(4,987,777)

The Company’s effective tax rate for the three months ended March 31, 2022 and 2023 and nine months ended March 31, 2022 and 2023 was different from the Hong Kong statutory income tax rate due primarily to the U.S. subsidiary being in a loss position. No tax benefit has been recognized for this current loss and the related carryforward losses of this subsidiary, as a full valuation allowance has been established against the deferred tax asset arising from the losses.

14. EARNINGS PER SHARE

The following table presents a reconciliation of basic net income per share:

	Three months ended March 31,		Nine months ended March 31,
	2022	2023	2022	2023
Net (loss)income	$(990,557)	$(3,106,855)	$288,124	(6,057,776)
Weighted average basic and diluted share of common stock outstanding	50,000,000	50,000,000	50,000,000	50,000,000
Net (loss) income per basic and diluted share of common stock	$(0.02)	$(0.06)	$0.01	$(0.12)

15. SUBSEQUENT EVENT

In April 2023, the Company completed the public offering of 3,105,000 shares of common stock at a public offering price of $7.00 per share, which includes 405,000 shares issued upon the exercise by the underwriters of their over-allotment option.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited condensed financial statements and the related notes appearing elsewhere in this report. See “Cautionary Forward-Looking Statements.” Actual results could differ materially from those discussed below.

Overview

We are engaged in the research and development, design, commercialization, sales, marketing and distribution of branded e-cigarettes and cannabis vaping products. We sell our tobacco vaping products worldwide except for the PRC and Russia. Our tobacco vaping products are marketed under the Aspire brand name and are sold primarily through our distribution network. We currently sell our cannabis vaping hardware only in the United States, and we have recently commenced marketing activities in Canada and Europe, primarily in the European Union. All of our products are vaping hardware. Vaping refers to the practice of inhaling and exhaling the vapor produced by an electronic vaping device, and includes dabbing, which is the recreational inhalation of extremely concentrated tetrahydrocannabinol, the main psychotropic cannabinoid derived from the marijuana plant. Our cannabis vaping products are marketed under the Ispire brand name, primarily on an ODM basis to other cannabis vapor companies. ODM generally involves the design and customization of the core products to meet each brand’s unique image and needs, and our products are sold by our customers under their own brand names although they may also include our brand name on the products.

Initial Public Offering

In April 2023, we completed the public offering of 3,105,000 shares of common stock at a public offering price of $7.00 per share, which includes 405,000 shares issued upon the exercise by the underwriters of their over-allotment option. Gross proceeds were approximately $21.7 million, less underwriting discounts and non-accountable expense allowance of approximately $1.7 million, and other expenses of approximately $1.5 million, resulting in net proceeds of $18.5 million. US Tiger Securities, Inc. acted as sole book-running manager for the offering, and TFI Securities and Futures Limited and Prime Number Capital, LLC acted as underwriters.

Regulatory Risks

The sale of tobacco and cannabis products is subject to regulations worldwide. Many countries prohibit the sale of any cannabis products, and many countries have regulations relating to tobacco products, with a particular emphasis on underage sales. As a result of regulations in the United States, we are able to sell only one tobacco vaping product line, the Nautilus Prime, in the United States. Our tobacco vaping sales in the United States were approximately $0.9 million for the year ended June 30, 2022. Because the volume of sales did not justify the marketing and regulatory costs, we have ceased marketing tobacco vaping products in the United States and did not have any sales of tobacco vaping products in the United States in the nine months ended March 31, 2023. If any similar regulations are adopted with respect to cannabis products, our business will be severely impacted since all of our cannabis revenue for the three months and nine months ended March 31, 2023 was generated from sales in the United States.

Effects of COVID-19 Pandemic

In December 2019, coronavirus disease 2019 (COVID-19) was first reported to have surfaced in Wuhan, China. During 2020, the disease spread to many parts of the world. The epidemic has resulted in quarantines, travel restrictions, and the temporary closure of stores and facilities in much of the world, most of which are no longer in effect. The World Health Organization ended the global emergency status for COVID-19 on May 5, 2023, and the United States Department of Health and Human Services declared that the public health emergency from COVID-19 expired at the end of the day on May 11, 2023.

The extent to which COVID-19 impacts our operations on an ongoing basis is highly uncertain. Since our products are presently manufactured in China by a related party, any changes in the outbreak in China and any changes in the Chinese government’s policy may affect our supplier’s operations which could affect its ability to manufacture and deliver product in a timely manner.

Supply Chain Risks

One of effects of the COVID-19 has been delays resulting from supply chain issues, which relate to the difficulty that companies have in having their products manufactured, shipped to the country of destination, and delivered from the port of entry to the customer’s location. As a result of the COVID-19 pandemic, during 2021 and early 2022 there were fewer longshoremen unloading ships and fewer truckers to deliver the products to market, which has resulted in significant delays in the delivery of products to markets. Since the port delays have significantly decreased, we do not believe that the supply chain issues that previously affected our operations are currently affecting us.

In 2021, Shenzhen Yi Jia suffered a chip shortage resulting in a slowdown in delivery of its products to us from April to August 2021. To secure the supply of chips, Shenzhen Yi Jia changed the payment terms to chip supplier from 30 days after delivery in the past to prepayment, and it engaged two new chip suppliers. Since September 2021, Shenzhen Yi Jia has obtained a supply of chips to meet its production need and a chip shortage no longer affects its production. However, we cannot assure you that we will not suffer from a chip shortage affecting Shenzhen Yi Jia or any other supplier.

The delay in shipment and chip shortage had a negative impact on our results of operation in the three months and nine months ended March 31, 2022 and 2023. Although mainland China’s COVID policy changed in early January 2023 from its zero COVID policy, many people were infected following the termination of the zero-COVID policy which affected the supply chain in the three months ended March 31, 2023. We believe delays in supply chain may continue to affect us. In order to mitigate the possible supply chain disruptions and to have more control of our manufacturing operations, we are using a portion of the net proceeds from our initial public offering to take the initial steps toward the development of manufacturing operations in Vietnam and in California. If we can establish our own production facilities, we will have better control of the manufacturing process and shipment of our products to customers, as well as diversifying risks of any production shutdown. However, we do not have any experience in manufacturing operations, and in order to establish manufacturing operations, we will have to hire personnel with experience in setting up and operating manufacturing operations. With respect to operations in Vietnam, we will need to engage personnel who have experience in managing operations in Vietnam. Further, to the extent that our Vietnam or California operations rely on Chinese suppliers for any components, we will be subject to any shortages and delays as a result of any lockdowns pursuant to China’s COVID policies. We cannot assure you that if our suppliers are impacted by China’s COVID policy, we will be able to obtain products or components from suppliers outside of China.

We are planning to establish manufacturing facilities in California and Vietnam as part of our efforts to reduce the effects of inflation because of the lower cost structure in Vietnam, and to reduce the potential impact of China’s COVID policy. We are not experienced in operating manufacturing facilities and we will need to hire key employees in Vietnam who understand the applicable laws and regulations, as well as local customs, in order to operate our proposed facilities. We cannot assure you that we will be able to operate efficiently in compliance with all applicable construction, environmental and other laws and regulations affecting the manufacture of our products in Vietnam. While our proposed facilities in California may provide protection from the effect of China COVID policy, it may not reduce the impact of inflation. In addition, our California facilities may be subject to unplanned expenses and delays as a result of compliance with local rules and regulations relating to construction. Thus, we cannot assure you that we will be able to commence manufacturing options in either location in the near future or that we will be able to reduce our costs as a result of operating our own facilities. Until we have established our own facilities, we anticipate that we will continue to rely on Shenzhen Yi Jia for our products.

Through March 31, 2023, inflation in PRC has not materially impacted our cost of revenue. According to the National Bureau of Statistics of China, the year-over-year percent changes in the consumer price index for three months ended March 31, 2022 and 2023 were increases of 1.1% and 1.3%, respectively, and for the nine months ended March 31, 2022 and 2023 were increases of 1.2% and 1.9%, respectively. Although we have not in the past been materially affected by inflation, we can provide no assurance that we will not be affected in the future by higher rates of inflation in PRC.

Market and Economic Conditions

In recent years, the United States and other markets have experienced cyclical or episodic downturns, and worldwide economic conditions remain uncertain, including, as a result of the COVID-19 pandemic, supply chain disruptions, the Russian invasion of Ukraine, instability in the U.S. and global banking systems, rising fuel prices, increasing interest rates or foreign exchange rates and increased inflation and the possibility of a recession. A significant downturn in economic conditions may affect the market for our products and our supplier’s ability to provide products to us on acceptable terms.

We cannot predict the timing, strength, or duration of any future economic slowdown or any subsequent recovery generally, or in any industry. If the conditions in the general economy and the markets in which we operate worsen from present levels, our business, financial condition, operating results could be adversely affected. For example, in January 2023, the outstanding national debt of the U.S. government reached its statutory limit. The U.S. Department of the Treasury has announced that, since then, it has been using extraordinary measures to prevent the U.S. government’s default on its payment obligations, and to extend the time that the U.S. government has to raise its statutory debt limit or otherwise resolve its funding situation. The failure by Congress to raise the federal debt ceiling could have severe repercussions within the U.S. and to global credit and financial markets. If Congress does not raise the debt ceiling and if the U.S. government defaults on its payment obligations or experiences delays in making payments when due, such payment default or delay by the U.S. government, as well as continued uncertainty surrounding the U.S. debt ceiling or the U.S. Government’s ability to pay debts, could result in a variety of adverse effects for financial markets, market participants and U.S. and global economic conditions. In addition, U.S. debt ceiling and budget deficit concerns have increased the possibility a downgrade in the credit rating of the U.S. government and could result in economic slowdowns or a recession in the United States. Although U.S. lawmakers have passed legislation to raise the federal debt ceiling on multiple occasions, ratings agencies have lowered or threatened to lower the long-term sovereign credit rating on the United States as a result of disputes over the debt ceiling. The impact of a potential downgrade to the U.S. government’s sovereign credit rating or its perceived creditworthiness could adversely affect economic conditions, as well as our business, financial condition and operating results.

Key Factors that Affect Our Results of Operations

We believe the following key factors may affect our financial condition and results of operations:

●	The effect of legislation and regulations affecting the tobacco and cannabis vaping products.

●	If we elect to market tobacco vaping products in the United States, our ability to obtain regulatory approval to market additional tobacco vaping products in the United States.

●	Our ability to develop and market tobacco and cannabis vaping products to meet the changing tastes of users.

●	The effects of competition.

●	The development of an international market for cannabis vaping products, which is presently primarily limited to certain states in the United States.

Results of Operations

Three Months and Nine Months Ended March 31, 2022 and 2023

The following table sets forth a summary of our consolidated statements of operations and comprehensive income for the three months ended March 31, 2022 and 2023, and nine months ended March 31, 2022 and 2023 (dollars in thousands except per share amounts).

	Three Months Ended March 31,				Nine Months Ended March 31,
	2022		2023		2022		2023
	$	% of Revenue	$	% of Revenue	$	% of Revenue	$	% of Revenue
Revenue	$19,014	100.0%	$24,136	100.0%	$66,248	100.0%	$82,977	100.0%
Cost of revenue	(16,038)	(84.3)%	(19,616)	(81.3)%	(55,960)	(84.5)%	(68,526)	(82.6)%
Gross profit	2,976	15.7%	4,520	18.7%	10,288	15.5%	14,451	17.4%
Operating expenses	(3,872)	(20.4)%	(7,982)	(33.1)%	(9,400)	(14.2)%	(19,591)	(23.6)%
(Loss)Income from operations	(896)	(4.7)%	(3,462)	(14.3)%	888	1.3%	(5,140)	(6.2)%
Other income, net	64	0.3%	593	2.5%	188	0.3%	152	0.2%
(Loss)Income before income taxes	(832)	(4.4)%	(2,869)	(11.9)%	1,076	1.6%	(4,988)	(6.0)%
Income taxes	(159)	(0.8)%	(238)	(1.0)%	(788)	(1.2)%	(1,070)	(1.3)%
Net (loss)income	(991)	(5.2)%	(3,107)	(12.9)%	288	0.4%	(6,058)	(7.3)%
Other comprehensive loss	(71)	(0.4)%	(158)	(0.7)%	(81)	(0.1)%	(15)	(0.0)%
Comprehensive (loss)income	(1,062)	(5.6)%	(3,265)	(13.5)%	207	0.3%	(6,073)	(7.3)%
Net loss per share (basic and diluted)	(0.02)		(0.06)		0.01		(0.12)
Weighted shares of common stock outstanding	50,000,000		50,000,000		50,000,000		50,000,000

Revenue

The following tables set out the breakdown of our revenue percentage by region based on information provided to us by our distributors.

	For the Three Months ended March 31,
	2022	2023
Europe	47.0%	52.0%
North America	43.1%	33.3%
Asia Pacific (excluding PRC)	9.6%	14.2%
Others	0.3%	0.5%
Total	100.0%	100.0%

Our revenue increased by $5,122,148, or 26.9%, from $19,014,149 for the three months ended March 31, 2022, to $24,136,297 for the three months ended March 31, 2023. All sales of cannabis vaping products are from United States, which were included in sales in North America. Sales in North America also include sales of tobacco vaping products in Canada. Sales to regions other than North America are from tobacco vaping products. The increase in revenue is the combined effect of (i) increases in sales of tobacco vaping products in Europe of $3.7 million from $8.9 million for the three months ended March 31, 2022 to approximately $12.6 million for the three months ended March 31, 2023, (ii) increases in sales of tobacco vaping products in Asia Pacific (excluding PRC) of $1.6 million from $1.8 million for the three months ended March 31, 2022 to approximately $3.4 million for the three months ended March 31, 2023.

	For the Nine Months ended March 31,
	2022	2023
Europe	58.7%	55.4%
North America	27.3%	30.4%
Asia Pacific (excluding PRC)	13.8%	13.9%
Others	0.2%	0.3%
Total	100.0%	100.0%

Our revenue increased by $16,729,239, or 25.3%, from $66,247,507 for the nine months ended March 31, 2022, to $82,976,746 for the nine months ended March 31, 2023. The increase in revenue is the combined effect of (i) increases in sales of tobacco vaping products in Europe of $7.1 million from $38.9 million for the nine months ended March 31, 2022 to approximately $46.0 million for the nine months ended March 31, 2023 and (ii) increases in sales of cannabis vaping products in the United States of $7.5 million from $15.9 million for the nine months ended March 31, 2022 to $23.4 million for the nine months ended March 31, 2023.

Cost of Revenue

Cost of revenue mainly consists of cost of purchases of vaping products, which we purchased from Shenzhen Yi Jia. Cost of revenue increased by $3,577,673, or 22.3%, from $16,038,425 for the three months ended March 31, 2022 to $19,616,098 for the three months ended March 31, 2023. The increase in cost of revenue reflects the increase in period-to-period unit sales and the effects of a slowdown in the delivery of components to Shenzhen Yi Jia resulting from supply chain slowdowns as a result of the effects of mainland China’s COVID policy which impacted both nine-month periods. Although mainland China’s COVID policy changed in early January 2023 from its zero COVID policy, many people were infected following the termination of the zero-COVID policy which affected the supply chain in the three months ended March 31, 2023.

Cost of revenue increased by $12,565,907, or 22.5%, from $55,959,959 for the nine months ended March 31, 2022 to $68,525,866 for the nine months ended March 31, 2023. The increase in cost of revenue reflects both the increase in period-to-period unit sales and the effects of a slowdown in the delivery of components to Shenzhen Yi Jia resulting from supply chain slowdowns as a result of the effects of mainland China’s COVID policy which impacted both nine-month periods.

Gross Profit

The following tables show the revenue, cost of revenue and gross profit of our tobacco and cannabis vaping products (dollars in thousands).

	For the Three Months Ended March 31, 2022
	Revenue	Cost of revenue	Gross profit	Gross profit %
Tobacco vaping products	$11,369	$9,589	$1,780	15.7%
Cannabis vaping products	7,645	6,449	1,196	15.6%
Total	$19,014	$16,038	$2,976	15.7%

	For the Three Months Ended March 31, 2023
	Revenue	Cost of revenue	Gross profit	Gross profit %
Tobacco vaping products	$16,546	$13,927	$2,619	15.8%
Cannabis vaping products	7,590	5,689	1,901	25.0%
Total	$24,136	$19,616	$4,520	18.7%

Gross profit increased by $1,544,475, or 51.9%, from $2,975,724 for the three months ended March 31, 2022 to $4,520,199 for the three months ended March 31, 2023, while our gross margin increased from 15.7% to 18.7%. The gross margin for tobacco vaping products remained constant. The increase in gross margin for cannabis vaping products was primarily due to (i) a change in product mix with more higher margin products being sold during the three months ended March 31, 2023, and (ii) increase in sales volume that led to economies of scale.

	For the Nine Months Ended March 31, 2022
	Revenue	Cost of revenue	Gross profit	Gross profit %
Tobacco vaping products	$50,308	$42,336	$7,972	15.8%
Cannabis vaping products	15,940	13,624	2,316	14.5%
Total	$66,248	$55,960	$10,288	15.5%

	For the Nine Months Ended March 31, 2023
	Revenue	Cost of revenue	Gross profit	Gross profit %
Tobacco vaping products	$59,555	$50,235	$9,320	15.6%
Cannabis vaping products	23,422	18,291	5,131	21.9%
Total	$82,977	$68,526	$14,451	17.4%

Gross profit increased by $4,163,332, or 40.5%, from $10,287,548 for the nine months ended March 31, 2022 to $14,450,880 for the nine months ended March 31, 2023, while our gross margin increased from 15.5% to 17.4%. The gross margin for tobacco vaping products remains constant. The increase in gross margin for cannabis vaping products was primarily due to (i) a lower margin on cannabis vaping products in the nine months ended March 31, 2022 as a result of greater discounts in price offered as we commenced the cannabis business in late 2021 and our primary focus was on capturing market of cannabis vaping products; (ii) a change in product mix with more higher margin products being sold during the nine months ended March 31, 2023, and (iii) an increase in sales volume that led to economies of scale.

Operating Expenses

Operating expenses increased $4,110,857, or 106.2%, from $3,871,403 for the three months ended March 31, 2022 to $7,982,260 for the three months ended March 31, 2023. Operating expenses increased $10,191,154, or 108.4%, from $9,399,443 for the nine months ended March 31, 2022 to $19,590,597 for the nine months ended March 31, 2023.

Our sales and marketing expenses mainly consist of employees’ salaries and benefits, marketing expense, travel expenses and others.

Sales and marketing expenses decreased by $376,722, or 28.4%, from $1,325,024 for the three months ended March 31, 2022 to $948,302 for the three months ended March 31, 2023. Sales and marketing expenses decreased by $425,353, or 11.2%, from $3,781,183 for the nine months ended March 31, 2022 to $3,355,830 for the nine months ended March 31, 2023. The decrease in sales and marketing expenses for both the three-month and nine-month periods ended March 31, 2023 was primarily due to a reduction in our marketing campaign and trade shows for our cannabis vaping products.

Our general and administrative expenses mainly consist of compensation and benefits, rental expense, professional fees and other administrative expenses. General and administrative expenses increased by $4,487,579, or 176.2%, from $2,546,379 for the three months ended March 31, 2022 to $7,033,958 for the three months ended March 31, 2023. The increase was primarily due to (i) an increase of $1.0 million for payroll and contract worker expenses as more employees were hired and contract workers were engaged by us for expansion of our cannabis business and building our proposed manufacturing plant, (ii) bad debt expense as allowance for doubtful accounts of $1.3 million recorded by Aspire North America on accounts under dispute due to delayed shipment, and a direct write-off of doubtful accounts of $0.5 million, (iii) an increase in amortization expense of $0.8 million of intellectual properties transferred to us in September 2022, (iv) an increase in professional fees of $0.5 million incurred for initial public offering purpose and (v) an increase in rental and warehouse expenses of $0.4 million incurred by us in connection with the development of our proposed manufacturing facility in Los Angeles. The increase in our expenses is not the result of inflation. Inflation in Hong Kong, where Aspire Science is located, was relatively stable.

General and administrative expenses increased by $10,616,507, or 189.0%, from $5,618,260 for the nine months ended March 31, 2022 to $16,234,767 for the nine months ended March 31, 2023. The increase was primarily due to (i) an increase of $3.0 million for payroll and contract worker expenses as more employees were hired and contract workers were engaged by us for expansion of our cannabis business and building our proposed manufacturing plant, (ii) bad debt expense as allowance for doubtful accounts of $1.3 million recorded by Aspire North America on accounts under dispute due to delayed shipment, and a direct written off of doubtful accounts of $0.9 million, (iii) an increase in amortization expense of $1.5 million of intellectual properties transferred to us in September 2022, (iv) an increase in rental and warehouse expenses of $1.1 million incurred by us in connection with our plan to establish a manufacturing facility in Los Angeles, and (v) an increase in professional fees of $0.9 million incurred for initial public offering purpose. The increase in our expenses in both the three-month and nine-month periods is not the result of inflation. Inflation in Hong Kong, was relatively stable. The increase in expenses for our United States business results from the growth of our business. The cannabis vapor business commenced in late calendar 2021, and the increase in expenses resulted from our growth relating to this increase in business. However, inflationary pressures may affect our operations in the future. As a result of our public offering, we anticipate that our general and administrative expenses will significantly increase as a result of our being a public corporation, including additional legal, audit and insurance expenses as well as expenses in maintaining our disclosure controls and internal control over financial reporting. Professional fees relating to our initial public offering were included in general and administrative expenses during the three and nine months ended March 31, 2023 since the offering had not been completed by March 31, 2023. The offering was completed in April 2023, and the financial statements for the year ending June 30, 2023 will treat these professional fees of $0.9 million as a reduction of the proceeds of the offering and, accordingly, will be charged to additional paid-in capital.

Other income, net

Other income, net includes interest income, interest expense, exchange gain (loss), net and other income (expense).

Interest income was $1,016 for the three months ended March 31, 2022 and $978 for the three months ended March 31, 2023. Interest income was $2,083 for the nine months ended March 31, 2022 and $77,789 for the nine months ended March 31, 2023.

Exchange gain, net increased by $592,340, or 865.7%, from net exchange gain of $68,420 for the three months ended March 31, 2022 to net exchange gain of $660,760 for three months ended March 31, 2023. The increase in exchange gain was from Aspire Science, primarily resulting from the change in the exchange rate of the Hong Kong Dollar to the U.S. dollar from 7.7862 for the three months ended March 31, 2022 to 7.8388 for the three months ended March 31, 2022. Exchange gain, net increased by $46,276, or 33.8%, from net exchange gain of $136,902 for the nine months ended March 31, 2022 to net exchange gain of $183,178 for nine months ended March 31, 2023.

As a result of these factors, other income increased by $529,321, from other income of $63,877 for the three months ended March 31, 2022 to other income of $593,198 for three months ended March 31, 2023. Other income decreased by $36,427, from other income of $188,367 for the nine months ended March 31, 2022 to other income of $151,940 for nine months ended March 31, 2023.

Income Taxes

Income taxes increased by $79,237, or 49.9%, from $158,755 for the three months ended March 31, 2022 to $237,992 for the three months ended March 31, 2023. Income taxes increased by $281,651 or 35.7%, from $788,348 for the nine months ended March 31, 2022 to $1,069,999 for the nine months ended March 31, 2023. We had a consolidated net loss for both three months and nine months ended March 31, 2022 and 2023, which was the combined effect of a profit by Aspire Science and a loss by Aspire North America. The profit from Aspire Science resulted in a current tax expense. The increase in valuation allowance reflects our view that the taxable income in the future will not be sufficient to utilize the carryforward loss.

Net Loss

As a result of the foregoing, net loss increased by $2,116,298, from net loss of $990,557, or $(0.02) per share (basic and diluted) for the three months ended March 31, 2022 to a net loss of $3,106,855, or $(0.06) per share, for the three months ended March 31, 2023. The results of our operations changed from net income of $288,124, or $0.01 per share (basic and diluted) for the nine months ended March 31, 2022 to a net loss of $6,057,776, or $(0.12) per share, for the nine months ended March 31, 2023.

Liquidity and Capital Resources

The following table summarizes our changes in working capital from June 30, 2022 to March 31, 2023 (dollars in thousands).

	June 30, 2022	March31, 2023	Change	% Change
Current Assets	$99,449	$63,581	$(35,868)	(36.1)%
Current Liabilities	88,968	58,402	(30,566)	(34.4)%
Working Capital	10,481	5,179	(5,302)	(50.6)%

The following table sets forth information as to consolidated cash flow information for the nine months ended March 31, 2022 and 2023 (dollars in thousands).

	Nine Months Ended March 30,		Increase
Consolidated cash flow data:	2022	2023	(Decrease)
Net cash (used in) provided by operating activities	$(24,003)	$2,252	$26,255
Net cash used in investing activities	(121)	(10,100)	(9,979)
Net cash used in financing activities	(776)	(42,597)	(41,821)
Net decrease in cash and cash equivalents and restricted cash	(24,900)	(50,445)	(25,545)

Net cash flow used in operating activities for the nine months ended March 31, 2022 of $24.0 million, reflected our income of $0.3 million, adjusted primarily by a decrease in accounts payable of $13.3 million, an increase in inventories of $6.9 million and an increase in account receivable of $5.3 million.

Net cash flow provided by operating activities for the nine months ended March 31, 2023 of $2.2 million, reflected our net loss of $6.1 million, adjusted primarily as follows: an account receivable impairment of $2.2 million, a depreciation and amortization expense of $1.6 million, and an increase in accounts payable of $13.7 million offset by an increase in accounts receivable of $9.3 million.

Net cash flow used in investing activities for the nine months ended March 31, 2022 of $0.1 million reflected primarily the purchase of property, plant and equipment of $0.1 million.

Net cash flow used in investing activities for the nine months ended March 31, 2023 of $10.1 million reflected primarily purchase of short term investments of $9.6 million.

Net cash flow used in financing activities for the nine months ended March 31, 2022 of $0.7 million reflected primarily advances from related parties of $1.7 million, offset by payment to related parties of $1.8 million and payment made for dividends of $0.4 million.

Net cash flow used in financing activities for the nine months ended March 31, 2023 of $42.6 million reflected primarily $40.5 million of repayment to related parties, $3.4 million of payments made for dividend, offset by payment to related parties of $1.9 million.

To date, we have financed our operations primarily through cash flow from operations and working capital loans from our major stockholders, who are our chief executive officer and his wife, when necessary. We plan to support our future operations primarily from cash generated from our operations and cash on hand. We believe that our current cash and cash flows provided by operating activities, and the net proceeds from our initial public offering of $18.5 million will be sufficient to meet our working capital needs in the next 12 months. If we experience an adverse operating environment or incur unanticipated capital expenditure requirements, or if we decide to accelerate our growth, then additional financing may be required. We cannot give any assurance that additional financing will not be required or, if required, would be available on favorable terms if at all. Such financing may include the use of additional debt or the sale of additional equity securities. Any financing which involves the sale of equity securities or instruments that are convertible into equity securities could result in dilution to our stockholders which may be substantial.

The cash at bank held by our Hong Kong operating subsidiary can be freely transferred within our corporate structure without restriction. If our Hong Kong operating subsidiary were to incur additional debt on its own behalf in the future, the instruments governing the debt may restrict the ability of our operating subsidiaries to transfer cash to our U.S. investors.

Contractual Obligations

As of June 30 2022 and March 31 2023, we had contract liabilities of $1,672,051 and $742,247, respectively. These liabilities are advance deposits received from customers after an order has been placed. We expect all of the contract liabilities to be settled in less than one year.

We have operating lease arrangements for office premises for Hong Kong and California which are treated as right-of-use assets. These leases typically have terms of two to five years. Leases with an initial term of 12 months or less are not presented as right-of-use assets and are expensed over the lease term. All other lease assets and lease liabilities are recognized based on the present value of lease payments over the lease term at commencement date.

The balances for our right-of-use assets where we are the lessee are presented as follow:

	As of June 30,	As of March 31,
	2022	2023
Right-of-use assets	$295,804	$4,359,274

Lease liabilities - current	$347,541	$917,310
Lease liabilities – non-current	-	3,608,580
Total	$347,541	$4,525,890

As of March 31, 2023, the maturities of our lease liabilities (excluding short-term leases) are as follows:

As of March 31, 2022
2024	1,243,979
2025	1,328,088
2026	1,372,447
2027	1,071,992
2028	322,704
Total future lease payments	5,339,210
Less: imputed interest	(813,320)
Total lease liabilities	4,525,890

Trend Information

Other than as disclosed elsewhere in this registration statement, we are not aware of any trends, uncertainties, demands, commitments, or events that are reasonably likely to have a material effect on our net revenues, income from continuing operations, profitability, liquidity or capital resources, or that would cause reported financial information not necessarily to be indicative of future operating results or financial condition.

Seasonality

Seasonality does not materially affect our business or the results of our operations.

Off-Balance Sheet Arrangements

We do not have off-balance sheet arrangements.

As a company with less than $1.235 billion in revenue for our last fiscal year, we qualify as an “emerging growth company” pursuant to the JOBS Act. An emerging growth company may take advantage of specified reduced reporting and other requirements that are otherwise applicable generally to public companies. These provisions include exemption from the auditor attestation requirement under Section 404 of the Sarbanes-Oxley Act of 2002 in the assessment of the emerging growth company’s internal control over financial reporting. The JOBS Act also provides that an emerging growth company does not need to comply with any new or revised financial accounting standards until such date that a private company is otherwise required to comply with such new or revised accounting standards. We have elected to take advantage of such exemptions.

ITEM 3. Quantitative and Qualitative Disclosure About Market Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

ITEM 4: Controls and Procedures

Disclosure Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of March 31, 2023, pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2023.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2023, we were privately owned and not subject to the internal control over financial reporting requirement of the Sarbanes Oxley Act. During the quarter ended March 31, 2023, we took steps to implement our procedures for internal control over financial reporting, including establishing clear roles and responsibilities for finance and other related departments and implementing comprehensive financial period-end closing procedures in order that, upon completion of our initial public offering, we have in place internal control of over financial reporting in order that our consolidated financial statements, commencing with the three and nine months ended March 31, 2023, and the related disclosure in the reports we file with the SEC comply with GAAP and the SEC reporting requirements. We also took steps to implement our plan to increase our accounting staff, provide regular training and engage a qualified independent consultant to review our system of internal control over financial reporting.

Inherent Limitations of Controls

Management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and all fraud. Controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or deterioration in the degree of compliance with the policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II - OTHER INFORMATION

Item 6. Exhibits

The following is a complete list of exhibits filed as part of this Form 10-Q. Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-K.

Exhibit	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 15, 2023	ISPIRE TECHNOLOGY INC.

	By:	/s/ Tuanfang Liu
Tuanfang Liu
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Michael Wang
Michael Wang
Chief Financial Officer
(Principal Financing and Accounting Officer)