Form 10-Q/A
period 2023-03-31
Ispire Technology Inc.
filed 2023-09-19
CIK 1948455

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

As of May 7, 2023, there were 53,105,000 shares of common stock outstanding.

EXPLANATORY NOTE

Ispire Technology Inc. (the “Company,” “we” and “our”) is filing this amendment to its Quarterly Report on Form 10-Q (the “Amended Report”) for the three and nine months ended March 31, 2023 originally filed with the Securities and Exchange Commission (“SEC”) on May 15, 2023 (the “Original Report”). On September 15, 2023, the Company filed a report on Form 8-K which reported that the Company concluded that its unaudited financial statements at March 31, 2023 and for the nine months then ended should not be relied upon, This amended report includes the restated financial statements for the three and nine months ended March 31, 2023 and updated disclosure as to the Company’s controls and procedures.

Restatement

The Company identified errors related to the recording of the intellectual property rights transferred to the Company by a controlling party. We determined that the intangible assets were incorrectly recorded in the unaudited financial statements, and that the unaudited financial statements had to be restated to record the acquired intangible assets at the transferor’s book value, which was nil, rather than $74,259,915, which represents an independent third party evaluation of the assets. As a result of the restatement, our net loss for the nine months ended March 31, 2023 decreased from $6,057,776, or $0.12 per share (basic and diluted), to $4,512,513, or $0.09 per share (basic and diluted), our net loss for the three months ended March 31, 2023 decreased from $3,106,855, or $0.06 per share, to $2,334,223, or $0.05 per share (basic and diluted), and our stockholders’ equity at March 31, 2023 declined from $79,953,608 to $7,238,957.

The Company has also revised Item 4 to reflect that, as a result of the factors giving rise to the restatement, the Company disclosure controls and internal controls over financing reporting are not effective.

The Company is also including with this Amended Report currently dated certifications of the Company’s Principal Executive Officer and Principal Financial Officer.

Except as discussed above and as further described in the notes to the unaudited condensed consolidated financial statements, the Company has not modified or updated the disclosures presented in this Amended Report. Accordingly, this Amended Report does not reflect events occurring after the Original Report or modify or update those disclosures affected by subsequent events. Information not affected by the restatement is unchanged and reflects disclosures made at the time of the filing of the Original Report.

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

ii

PART I – FINANCIAL INFORMATION

ITEM 1 – Financial Statements

ISPIRE TECHNOLOGY INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	March 31,
	2022	2023
		(Restated)
Assets
Current assets:
Cash and cash equivalents	$74,480,651	$24,035,608
Accounts receivable, net	8,260,574	15,412,769
Held-to-maturity investment	-	9,604,418
Inventories, net	14,580,557	14,237,162
Prepaid expenses and other current assets	192,499	290,616
Due from related parties	1,934,855	-
Total current assets	99,449,136	63,580,573
Other assets:
Property, plant and equipment, net	114,025	588,213
Rental deposit	876,100	721,497
Right-of-use assets	295,804	4,359,274
Total other assets	1,285,929	5,668,984
Total assets	$100,735,065	$69,249,557
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$290,541	$178,140
Accounts payable – related party	41,982,373	56,044,267
Contract liabilities	1,672,051	742,247
Dividends payable	3,362,639	-
Accrued liabilities and other payables	159,296	520,057
Due to related parties	40,672,768	-
Income tax payable	481,113	-
Lease liabilities	347,541	917,310
Total current liabilities	88,968,322	58,402,021

Other liabilities:
Lease liabilities	-	3,608,580
Total liabilities	$88,968,322	$62,010,601
Stockholders’ equity:
Common stock, par value $0.0001 per share; 140,000,000 shares authorized; 50,000,000 shares issued and outstanding as of June 30 2022 and March 31, 2023	5,000	5,000
Preferred stock, par value $0.0001 per share, 10,000,000 shares authorized, no shares issued at June 30, 2022 and March 31, 2023	-	-
Accumulated other comprehensive loss	(184,664)	(199,938)
Retained earnings	11,946,407	7,433,894
Total stockholders’ equity	11,766,743	7,238,956
Total liabilities and stockholders’ equity	$100,735,065	$69,249,557

See notes to unaudited condensed consolidated financial statements.

ISPIRE TECHNOLOGY INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2023	2022	2023
		(Restated)		(Restated)
Revenue	$19,014,149	$24,136,297	$66,247,507	$82,976,746

Cost of revenue	16,038,425	19,616,098	55,959,959	68,525,866

Gross profit	2,975,724	4,520,199	10,287,548	14,450,880

Operating expenses:
Sales and marketing expenses	1,325,024	948,302	3,781,183	3,355,830
General and administrative expenses	2,546,379	6,261,326	5,618,260	14,689,504

Total Operating Expenses	3,871,403	7,209,628	9,399,443	18,045,334

(Loss)income from operations	(895,679)	(2,689,429)	888,105	(3,594,454)

Other income(expense):
Interest income, net	1,016	391	2,083	77,202
Exchange gain, net	68,420	660,760	136,902	183,178
Other (expense)income, net	(5,559)	(67,953)	49,382	(108,440)

Total Other income, net	63,877	593,198	188,367	151,940

(Loss) income before income taxes	(831,802)	(2,096,231)	1,076,472	(3,442,514)

Income taxes - current	(158,755)	(237,992)	(788,348)	(1,069,999)

Net (loss)income	$(990,557)	$(2,334,223)	$288,124	$(4,512,513)

Other comprehensive loss
Foreign currency translation adjustments	(71,687)	(157,704)	(80,765)	(15,274)
Comprehensive (loss)income	$(1,062,244)	$(2,491,927)	$207,359	$(4,527,787)

Net (loss)income per share
Basic and diluted	$(0.02)	$(0.05)	$0.01	$(0.09)

Weighted average shares outstanding:
Basic and diluted	50,000,000	50,000,000	50,000,000	50,000,000

See notes to unaudited condensed consolidated financial statements.

ISPIRE TECHNOLOGY INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Preferred Stock			Accumulated Other
	Number of		Number of		Retained	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Earnings	Loss	Equity
Balance, June 30, 2021	50,000,000	5,000	-	-	13,820,560	(67,579)	13,757,981
Net income	-	-	-	-	288,124	-	288,124
Foreign currency translation adjustment	-	-	-	-	-	(80,765)	(80,765)
Balance, March 31, 2022	50,000,000	$5,000	-	$-	14,108,684	$(148,344)	$13,965,340
(Restated)
Balance, June 30, 2022	50,000,000	5,000	-	-	11,946,407	(184,664)	11,766,743
Net loss	-	-	-	-	(4,512,513)	-	(4,512,513)
Foreign currency translation adjustment	-	-	-	-	-	(15,274)	(15,274)
Balance, March 31, 2023	50,000,000	$5,000	-	$-	7,433,894	$(199,938)	$7,238,956

See notes to unaudited condensed consolidated financial statements.

ISPIRE TECHNOLOGY INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months ended March 31,
	2022	2023
		(Restated)
Net income (loss):	$288,124	$(4,512,513)
Adjustments to reconcile net income from operations to net cash provided by operating activities:
Depreciation and amortization	3,907	20,878
Depreciation of right-of-use assets	215,690	763,641
Accounts receivable impairment	-	2,226,090
Changes in operating assets and liabilities:
Accounts receivable	(5,398,432)	(9,323,279)
Inventories	(6,869,171)	343,395
Prepaid expenses and other current assets	77,987	56,486
Accounts payable	(13,320,148)	13,737,398
Contract liabilities	471,745	(940,014)
Accrued liabilities and other payables	323,866	360,761
Income tax payable	202,759	(481,113)
Net cash (used in) provided by operating activities	$(24,003,673)	$2,251,730

Cash flows from investing activities:
Purchase of property, plant and equipment	(120,948)	(495,065)
Purchase of short-term investment	-	(9,604,418)
Net cash used in investing activities	$(120,948)	$(10,099,483)

Cash flows from financing activities:
Payment made for dividends	(449,026)	(3,384,678)
Advances from related parties	1,681,723	1,934,855
Repayment of advances from related parties	(1,804,786)	(40,512,691)
Principal portion of lease payment	(203,612)	(634,776)
Net cash used in financing activities	$(775,701)	$(42,597,290)

Net decrease in cash and cash equivalents	(24,900,322)	(50,445,043)
Cash and cash equivalents - beginning of period	85,248,997	74,480,651
Cash and cash equivalents - end of period	$60,348,675	$24,035,608

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

Restatement

The Company identified certain errors related to the recording of intellectual property rights transferred to the Company by a controlling party. The Company determined that the intangible assets were incorrectly recorded in the unaudited financial statements, and that the unaudited financial statements had to be restated to record the acquired intangible assets at the transferor’s book value, which was nil, rather than $74,259,915, which represents an independent third party evaluation of the assets. As a result of the restatement, the Company’s net loss for the nine months ended March 31, 2023 decreased from $6,057,776, or $0.12 per share (basic and diluted), to $4,512,513, or $0.09 per share (basic and diluted), its net loss for the three months ended March 31, 2023 decreased from $3,106,855, or $0.06 per share, to $2,334,223, or $0.05 per share (basic and diluted), and its stockholders’ equity at March 31, 2023 declined from $79,953,608 to $7,238,956. Information in these notes to financial statements for the three and nine months ended March 31, 2023 is derived from the restated financial statements.

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

7. INTANGIBLE ASSETS

On September 30, 2022, an intellectual property transfer agreement and an exclusive license agreement was signed such that all patents, trademarks, Know-how and Know-how Documentation related to cannabis vaping products and tobacco vaping products were transferred from Tuanfang Liu, Aspire Global and Shenzhen Yi Jia to Aspire North America and Aspire Science. As the intangible assets were transferred from Tuanfang Liu, the controlling stockholder, the Company recorded the assets at his cost, which is $0, in accordance with ASC 805-50-30-5 and SEC Staff Accounting Bulletin Topic 5. The Company engaged a third party firm to perform a valuation on the fair value of the intangible assets on the date of transfer and estimated fair values were $74,259,915, in accordance with ASC 350.

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

14. EARNINGS PER SHARE

The following table presents a reconciliation of basic net income per share:

	Three months ended March 31,		Nine months ended March 31,
	2022	2023	2022	2023
Net (loss)income	$(990,557)	$(2,334,223)	$288,124	(4,512,513)
Weighted average basic and diluted share of common stock outstanding	50,000,000	50,000,000	50,000,000	50,000,000
Net (loss) income per basic and diluted share of common stock	$(0.02)	$(0.05)	$0.01	$(0.09)

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

Restatement of Unaudited Financial Statements

We were required to restate our unaudited financial statements at March 31, 2023 and for the three and nine months then ended. The unaudited financial statements have been restated to correct the amount at which intangible assets consisting of intellectual property rights which were transferred to us by a controlling shareholder was recorded. Under GAAP, assets transferred by a controlling stockholder should be recorded at the transferor’s book value. Our unaudited financial statements recorded the intangible assets that were transferred by the controlling stockholder at $74,259,915, which represents a third party evaluation of the assets.

We determined that the intangible assets were incorrectly recorded in our unaudited financial statements, which were restated to record the acquired intangible assets at the transferor’s book value, which was nil. Accordingly, the unaudited financial statements at March 31, 2023 and for the three and nine months then ended in this Form 10-Q have been restated to reverse the intangible assets, related amortization and contributed capital. As a result of the restatement, our net loss for the nine months ended March 31, 2023 decreased from $6,057,776, or $0.12 per share (basic and diluted), to $4,512,513, or $0.09 per share (basic and diluted), our net loss for the three months ended March 31, 2023 decreased from $3,106,855, or $0.06 per share, to $2,334,223, or $0.05 per share (basic and diluted), and a decline in stockholders’ equity at March 31, 2023 from $79,953,608 to $7,238,957.

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

Key Factors that Affect Our Results of Operations

We believe the following key factors may affect our financial condition and results of operations:

●	The effect of legislation and regulations affecting the tobacco and cannabis vaping products.

●	If we elect to market tobacco vaping products in the United States, our ability to obtain regulatory approval to market additional tobacco vaping products in the United States and the cost of seeking such approval.

●	Our ability to develop and market tobacco and cannabis vaping products to meet the changing tastes of users.

●	The effects of competition.

●	The development of an international market for cannabis vaping products, which is presently primarily limited to certain states in the United States.

●	The effect of both the outbreak any other pandemic or other disease outbreak results in restrictions imposed by governments which may impact our ability to purchase or assemble products as well as the ability of end users to purchase our products.

Results of Operations

Three Months and Nine Months Ended March 31, 2022 and 2023

The following table sets forth a summary of our consolidated statements of operations and comprehensive income for the three months ended March 31, 2022 and 2023, and nine months ended March 31, 2022 and 2023 (dollars in thousands except per share amounts).

	Three Months Ended March 31,				Nine Months Ended March 31,
	2022		2023		2022		2023
	$	% of Revenue	$	% of Revenue	$	% of Revenue	$	% of Revenue
Revenue	$19,014	100.0%	$24,136	100.0%	$66,248	100.0%	$82,977	100.0%
Cost of revenue	(16,038)	(84.3)%	(19,616)	(81.3)%	(55,960)	(84.5)%	(68,526)	(82.6)%
Gross profit	2,976	15.7%	4,520	18.7%	10,288	15.5%	14,451	17.4%
Operating expenses	(3,872)	(20.4)%	(7,209)	(29.9)%	(9,400)	(14.2)%	(18,045)	(21.7)%
(Loss)Income from operations	(896)	(4.7)%	(2,689)	(11.1)%	888	1.3%	(3,594)	(4.3)%
Other income, net	64	0.3%	593	2.5%	188	0.3%	151	0.2%
(Loss)Income before income taxes	(832)	(4.4)%	(2,096)	(8.9)%	1,076	1.6%	(3,443)	(4.3)%
Income taxes	(159)	(0.8)%	(238)	(1.0)%	(788)	(1.2)%	(1,070)	(1.3)%
Net (loss)income	(991)	(5.2)%	(2,334)	(9.7)%	288	0.4%	(4,513)	(5.4)%
Other comprehensive loss	(71)	(0.4)%	(158)	(0.7)%	(81)	(0.1)%	(15)	(0.0)%
Comprehensive (loss)income	(1,062)	(5.6)%	(2,492)	(10.3)%	207	0.3%	(4,528)	(5.5)%
Net loss per share (basic and diluted)	(0.02)		(0.05)		0.01		(0.09)
Weighted shares of common stock outstanding	50,000,000		50,000,000		50,000,000		50,000,000

Revenue

The following tables set out the breakdown of our revenue percentage by region based on information provided to us by our distributors.

	For the Three Months ended March 31,
	2022	2023
Europe	47.0%	52.0%
North America	43.1%	33.3%
Asia Pacific (excluding PRC)	9.6%	14.2%
Others	0.3%	0.5%
Total	100.0%	100.0%

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

Operating Expenses

Operating expenses increased $3,338,225, or 86.2%, from $3,871,403 for the three months ended March 31, 2022 to $7,209,628 for the three months ended March 31, 2023. Operating expenses increased $8,645,891, or 92.0%, from $9,399,443 for the nine months ended March 31, 2022 to $18,045,334 for the nine months ended March 31, 2023.

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

Our general and administrative expenses mainly consist of compensation and benefits, rental expense, professional fees and other administrative expenses. General and administrative expenses increased by $3,714,947, or 145.9%, from $2,546,379 for the three months ended March 31, 2022 to $6,261,326 for the three months ended March 31, 2023. The increase was primarily due to (i) an increase of $1.0 million for payroll and contract worker expenses as more employees were hired and contract workers were engaged by us for expansion of our cannabis business and building our proposed manufacturing plant, (ii) bad debt expense as allowance for doubtful accounts of $1.3 million recorded by Aspire North America on accounts under dispute due to delayed shipment, and a direct write-off of doubtful accounts of $0.5 million, (iii) an increase in professional fees of $0.5 million incurred for initial public offering purpose and (iv) an increase in rental and warehouse expenses of $0.4 million incurred by us in connection with the development of our proposed manufacturing facility in Los Angeles. The increase in our expenses is not the result of inflation. Inflation in Hong Kong, where Aspire Science is located, was relatively stable.

General and administrative expenses increased by $9,071,244, or 161.5%, from $5,618,260 for the nine months ended March 31, 2022 to $14,689,504 for the nine months ended March 31, 2023. The increase was primarily due to (i) an increase of $3.0 million for payroll and contract worker expenses as more employees were hired and contract workers were engaged by us for expansion of our cannabis business and building our proposed manufacturing plant, (ii) bad debt expense as allowance for doubtful accounts of $1.3 million recorded by Aspire North America on accounts under dispute due to delayed shipment, and a direct written off of doubtful accounts of $0.9 million, (iii) an increase in rental and warehouse expenses of $1.1 million incurred by us in connection with our plan to establish a manufacturing facility in Los Angeles, and (iv) an increase in professional fees of $0.9 million incurred for initial public offering purpose. The increase in our expenses in both the three-month and nine-month periods is not the result of inflation. Inflation in Hong Kong, was relatively stable. The increase in expenses for our United States business results from the growth of our business. The cannabis vapor business commenced in late calendar 2021, and the increase in expenses resulted from our growth relating to this increase in business. However, inflationary pressures may affect our operations in the future. As a result of our public offering, we anticipate that our general and administrative expenses will significantly increase as a result of our being a public corporation, including additional legal, audit and insurance expenses as well as expenses in maintaining our disclosure controls and internal control over financial reporting. Professional fees relating to our initial public offering were included in general and administrative expenses during the three and nine months ended March 31, 2023 since the offering had not been completed by March 31, 2023. The offering was completed in April 2023, and the financial statements for the year ending June 30, 2023 will treat these professional fees of $0.9 million as a reduction of the proceeds of the offering and, accordingly, will be charged to additional paid-in capital.

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

Net Loss

As a result of the foregoing, net loss increased by $1,343,666, from net loss of $990,557, or $(0.02) per share (basic and diluted) for the three months ended March 31, 2022 to a net loss of $2,334,223, or $(0.05) per share, for the three months ended March 31, 2023. The results of our operations changed from net income of $288,124, or $0.01 per share (basic and diluted) for the nine months ended March 31, 2022 to a net loss of $4,512,513, or $(0.09) per share, for the nine months ended March 31, 2023.

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

Net cash flow provided by operating activities for the nine months ended March 31, 2023 of $2.2 million, reflected our net loss of $4.5 million, adjusted primarily as follows: an account receivable impairment of $2.2 million, and an increase in accounts payable of $13.7 million offset by an increase in accounts receivable of $9.3 million.

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

ITEM 4: Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective, due to the lack of controls needed to enable us to record assets acquired from a controlling stockholder in accordance with GAAP. Our failure to have such controls in place resulted in the need for us to restate our unaudited financial statements for the three and nine months ended March 31, 2023. As a result of the restatement, our net loss for the nine months ended March 31, 2023 decreased from $6,057,776, or $0.12 per share (basic and diluted), to $4,512,513, or $0.09 per share (basic and diluted), and our net loss for the three months ended March 31, 2023 decreased from $3,106,855, or $0.06 per share (basic and diluted) to $2,334,223, or $0.05 pe share (basic and diluted). The decrease in net loss reflects the elimination of amortization of the intangible assets transferred from the controlling stockholder. On the March 31, 2023 balance sheet, (i) intangible assets decreased from $72,714,652 to nil. (ii) capital contribution decreased from $74,259,915 to nil and (iii) stockholders’ equity decreased from $79,953,608 to $7,238,957.

Subsequent to June 30, 2023, we have appointed a new chief financial officer and a vice president of finance to address material weaknesses in internal control as evidenced by our restatement of the unaudited interim consolidated financial statements for the period ended December 31, 2022 and June 30, 2023 as part of our program to develop and implement effective internal controls over financial reporting.

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

Exhibit	Description

31.1	Certification of Co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Co-Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 18, 2023	ISPIRE TECHNOLOGY INC.

	By:	/s/ Michael Wang
Michael Wang
Co-Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Daniel Machock
Daniel Machock
Chief Financial Officer
(Principal Financing and Accounting Officer)