Form 10-K
period 2023-06-30
Ispire Technology Inc.
filed 2023-09-19
CIK 1948455

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2023

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ___________________

Commission file number: 001-41680

Ispire Technology Inc.

(Exact name of registrant as specified in its charter)

Delaware	93-1869878
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

19700 Magellan Drive

Los Angeles, CA 90502

(Address of principal executive offices)

(310) 742-9975

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s):	Name of Each Exchange on Which Registered:
Common Stock, par value $0.0001 per share	ISPR	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of September 15, 2023, there were 54,856,231 shares of common stock outstanding.

i

PART I

CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains, or may contain, certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve significant risks and uncertainties. Such statements may include, without limitation, statements with respect to the Company’s plans, objectives, projections, expectations and intentions and other statements identified by words such as “may,” “will,” “could,” “would,” “should,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “potential” or similar expressions. These statements are based upon the current beliefs and expectations of the Company’s management and do not constitute guarantees of future performance. Actual results could differ materially from those contained in the forward-looking statements and are subject to significant risks and uncertainties, including those discussed under “Risk Factors,” as well as those discussed elsewhere in this Form 10-K. Actual results (including, without limitation, the actual timing for and results of the clinical trials described herein, and FDA review of the Company’s products in development) may differ significantly from those set forth in the forward-looking statements. These forward-looking statements involve risks and uncertainties that are subject to change based on various factors (many of which are beyond the Company’s control).

You are further cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Form 10-K or, in the case of documents referred to or incorporated by reference, the date of those documents.

All subsequent written or oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. We do not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date of this Form 10-K or to reflect the occurrence of unanticipated events, except as may be required under applicable U.S. securities law. If we do update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements.

Unless the context requires otherwise, references in this Annual Report on Form 10-K to “we,” “us,” “our,” “our company,” “ISPR,” or similar terminology refer to Ispire Technology Inc.

ii

ITEM 1. Business

Overview

We are engaged in the research and development, design, commercialization, sales, marketing and distribution of branded e-cigarettes and cannabis vaping products. We sell our tobacco products worldwide except for the PRC, the United States, and Russia. Our tobacco products are marketed under the Aspire brand name and are sold primarily through our distribution network.

We currently sell our cannabis vaping hardware only in the United States, and we have recently commenced marketing activities in Canada and Europe. All of our products are vaping hardware. Vaping refers to the practice of inhaling and exhaling the vapor produced by an electronic vaping device, and includes dabbing, which is the recreational inhalation of extremely concentrated cannabinoids, typically tetrahydrocannabinol, the main psychotropic cannabinoid derived from the marijuana plant. Our cannabis products are marketed under the Ispire brand name, primarily on an ODM basis to other cannabis vapor companies. ODM generally involves the design and customization of core products to meet each brand’s unique image and needs, and our products are sold by our customers under their own brand names although they may also include our brand name on the products.

Our products use our BDC (bottom dual coil) coil technology which uses bottom dual coils to provide much higher temperature and an expanded heating that achieves much greater flavor and vapor production. We believe that the use of our dual-coil technology enhances the flavor performance of e-liquid, and the hidden wick cotton with special designed wick holes can both extend the tank e-liquid capacity and improve the speed of wicking to increase the coil life.

Our BVC (bottom vertical coil) coil represents a significant technological breakthrough for us in coil technology utilizing a vertical heating wire surrounded by cotton. This design can enable the coil heating to provide uniform temperature from the tank, together with more efficient wicking. This new technology, which Aspire Global introduced in 2014, enables the coil to last longer while still giving users what we believe is the purest and cleanest taste from e-liquids. The BVC coils are still very popular for MTL (mouth to lung) vapors today.

Our Cleito tank brings new and innovative technological advancement to the vaping industry. The Cleito uses a revolutionary new coil design that replaces the standard chimney and, we believe, delivers maximized airflow. This design frees up even more restriction in the airflow by eliminating the need for a static chimney within the tank itself, which results in an expanded flavor profile and increased vapor production. Combined with a Clapton kanthal coil for maximum flavor, the Cleito tank delivers a rush of intense flavor and huge vapor with a broad profile. The simple top-fill design makes filling very easy and use more convenient and enjoyable.

Our Ispire cannabis vapor products use our patented DuCore™ (Dual Coil) technology for cannabis vaporizers. This technology enables users to create massive plumes of vape without burning the cannabis oil. These products incorporate our patented dual coil technology for what we believe is best-in-class airflow and taste, and our technology for eliminating the leakage of the oil from the unit, which overcomes a major disadvantage with many existing products.

In June 2023, we introduced our proprietary Ispire ONETM technology and products. Ispire ONETM is designed to eliminate capping issues in the manufacturing/co-packing process; increase consistency and quality of the filled devices; eliminate leaking, spitting, or overheating for cartridges, disposables, and PODs; and improve consumer safety, as the devices are sealed in a sterilized factory environment to eliminate risk of contamination during filling process by Ispire’s customers.

Our products are manufactured and supplied by Shenzhen Yi Jia, which is 95% owned by our co-chief executive officer and controlling stockholder, Tuanfang Liu. We have taken steps toward the development of manufacturing operations in California and are exploring Southeast Asia for potential locations for manufacturing operations. We expect to receive our first fully automated assembly system and related equipment in our California facility in late January 2024. We anticipate fine-tuning the system and completing the clean room where the system will be housed with initial production expected to commence before first half of 2024. Initially, our primary manufacturing operations will be assembling from components that we purchase from other companies. Although we expect that we will commence these assembly operations by first half of 2024, due to the nature of these activities and the infrastructure required, we may encounter unexpected timing issues or operational challenges which could impact our ability we cannot assure you that we will be able to meet this timetable or that we will be able to effectively and efficiently conduct such operations.

We sell the Aspire brand of tobacco vaporizer technology products in more than 30 countries through our global network of more than 150 distributors. The primary markets for our tobacco products are Europe and the Asia Pacific region, which does not include the PRC.

The following table sets forth our tobacco revenue and percentage for tobacco products by region for the years ended June 30, 2022 and 2023 based on information provided to us by our distributors (dollars in thousands).

	Year Ended June 30,
	2022		2023
	Revenue	%	Revenue	%
Europe	$51,886	76.2%	$58,764	77.8%
Asia Pacific (excluding PRC)	13,213	19.4%	14,919	19.7%
North America	2,849	4.2%	1,565	2.1%
Others	169	0.2%	315	0.4%
Total	68,117	100%	75,563	100%

For the years ended June 30, 2022 and 2023, our revenues from cannabis products was approximately $20.0 million and $40.0 million, respectively, all of which was in the North American market. All sales of cannabis products to date have been in the United States, although we have recently commenced marketing efforts in Canada and Europe, primarily the European Union.

Acquisition of Our Business from a Related Party

We were formed on June 13, 2022. We have two operating subsidiaries, Aspire North America LLC, a California limited liability company (“Aspire North America”), and Aspire Science and Technology Limited, a Hong Kong corporation (“Aspire Science”). On July 29, 2022, we acquired 100% of the equity interest in Aspire North America from Aspire Global Inc. (“Aspire Global”), and our wholly-owned subsidiary Ispire International Limited, a British Virgin Islands corporation (“Ispire International”), acquired 100% of the equity interest in Aspire Science from a wholly-owned subsidiary of Aspire Global in connection with a restructure by Aspire Global pursuant to which the equity in Aspire North America and Aspire Science was transferred to us, and, at the time of the transfer, we had the same stockholders as Aspire Global.

Aspire North America commenced marketing cannabis vaping products in mid-2020. Aspire Science markets tobacco vaping products worldwide, except for the PRC and Russia. Since Aspire North America and Aspire Science were acquired from a related party for no consideration, our consolidated financial statements for the years ended June 30, 2022 and 2023 include the assets and liabilities of these subsidiaries on the balance sheet dates at their historic costs and the results of their operations and cash flows for the years then ended as if these subsidiaries were owned by us on July 1, 2020.

Aspire Global is a related party. Tuanfang Liu is Aspire Global’s chief executive officer and a director of both us and Aspire Global, and his wife, Jiangyan Zhu, is also a director of both companies. Mr. Liu and Ms. Zhu beneficially 61.3% and 4.6%, respectively, of our outstanding common stock and 66.5% and 5.9% of Aspire Global’s ordinary shares.  Upon our formation we issued 50,000,000 shares of common stock to the stockholders of Aspire Global in the same proportion as their stockholdings in Aspire Global.

We presently purchase our tobacco vaping and cannabis vaping hardware from Shenzhen Yi Jia. Pursuant to agreements dated January 27, 2023, between Aspire North America and Shenzhen Yi Jia and between Aspire Science and Shenzhen Yi Jia, we purchase our cannabis and tobacco vaping products form Shenzhen Yi Jia at market prices, provided that the price, delivery, warranty and other terms are no less favorable to us that the price, delivery, warranty and other terms that are provided to any other customer of Shenzhen Yi Jia.

Our intellectual property was developed primarily by our co-chief executive officer, Tuanfang Liu. Our research and development team is headed by Mr. Liu. Our intellectual property was owned by Shenzhen Yi Jia, which had patents or patent application in the United States, the PRC, the European Union and elsewhere relating to various functional and ornamental aspects of our products. These patents cover both the cannabis and tobacco products. Pursuant to the Intellectual Property Transfer Agreement, Mr. Liu, Aspire Global and Shenzhen Yi Jia transferred to Aspire North America all patent and other intellectual property rights, including trademarks, Know-how and Know-how Documentation, as defined in the agreement, relating to the cannabis vaping products, and to transfer to us any new intellectual property developed or acquired by Mr. Liu, Aspire Global and Shenzhen Yi Jia which relates to cannabis vaping products. The patents, all of which are United States patents and patent applications, have been transferred to Aspire North America.

Pursuant to the Intellectual Property License Agreement, Mr. Liu, Aspire Global and Shenzhen Yi Jia granted Aspire Science a perpetual royalty free sole and exclusive right and license to use and practice all of the Licensed Technology worldwide except for the PRC and Russia. The Licensed Technology includes all patents, know-how, know-how documentation and trademarks, whether now existing or hereafter developed or acquired by, or for, Mr. Liu, Aspire Global and/or Shenzhen Yi Jia that relate, directly or indirectly, to the tobacco vaping market. Pursuant to the License Agreement, neither Mr. Liu, Aspire Global nor Shenzhen Yi Jia has any right to market or sell or grant distributors the right to market or sell tobacco vaping products in the world other than in the PRC and Russia.

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

The extent to which COVID-19 impacts our operations on an ongoing basis is highly uncertain. Since our products are presently manufactured in the PRC by a related party, any changes in the outbreak in the PRC and any changes in the PRC government’s policy may affect our supplier’s operations which could affect its ability to manufacture and deliver product in a timely manner.

Matters Relating to PRC Laws

The majority of our operations are in United States. We are mainly engaged in the research and development, design, commercialization, sales, marketing and distribution of branded e-cigarettes and cannabis vaping products. The sales of our tobacco products are conducted worldwide except for the PRC, the United States, and Russia. Through our global distributor network of more than 150 distributors, we sell the Aspire brand of tobacco vaporizer technology products in more than 30 countries and the main markets for such tobacco products are Europe and the Asia Pacific region, which does not include the PRC. We do not conduct business and we do not have any employees, assets or funds in mainland China. Although most of our cash is in Hong Kong banks, a significant portion of these funds is to be paid to related parties. See “Certain Relationships and Related Party Transactions.” Our operations are primarily in the United States. Although Tuanfang Liu, our co-chief executive officer, lives in mainland China, where Shenzhen Yi Jia is located, the services that he performs for us in his capacity as our co-chief executive officer are performed primarily in Hong Kong and the United States. In addition to serving as our co-chief executive officer, Mr. Liu is chairman of Shenzhen Yi Jia, and the services he provides in mainland China are performed in his capacity as chairman of Shenzhen Yi Jia. Our employees are largely in the United States, with 62 employees based in the United States and where our research and development activities are conducted, and seven employees in Hong Kong. Our facilities are located primarily in the United States, where we lease more than 41,221 square feet of office, manufacturing and storage space and where our research and development activities are conducted, as compared with 1,850 square feet of office space in Hong Kong. We do not have any variable interest entities arrangements or any similar agreements. As of the date of this annual report, we do not believe we are subject to PRC Laws applicable to those Chinese companies established in mainland China, based on advice from Han Kun Law Offices.

We have two operating subsidiaries established in California and Hong Kong. Hong Kong was established as a special administrative region of the PRC in accordance with Article 31 of the Constitution of the PRC. The Basic Law of the Hong Kong Special Administrative Region of the PRC (the “Basic Law”) was adopted and promulgated on April 4, 1990 and became effective on July 1, 1997, when the PRC resumed the exercise of sovereignty over Hong Kong. Pursuant to the Basic Law, Hong Kong is authorized by the National People’s Congress of the PRC to exercise a high degree of autonomy and enjoy executive, legislative and independent judicial power, and the PRC laws and regulations shall not be applied to Hong Kong, other than those relating to national defense, foreign affairs, and certain other matters that are not within the scope of autonomy of Hong Kong. While the National People’s Congress of the PRC has the power to amend the Basic Law, the Basic Law also expressly provides that no amendment to the Basic Law shall contravene the established basic policies of the PRC regarding Hong Kong. As a result, as of the date of this annual report, national laws of the PRC that would be applicable to us if we were a Chinese corporation do not apply to our Hong Kong subsidiary. However, there is no assurance that certain PRC laws and regulations, including existing laws and regulations and those enacted or promulgated in the future, will not be applicable to our Hong Kong subsidiary due to change in the current political arrangements between mainland China and Hong Kong or other unforeseeable reasons. The application of such laws and regulations may have a material adverse impact on us, as relevant PRC authorities may impose fines and penalties upon our Hong Kong subsidiary, delay or restrict the repatriation of the proceeds from this offering into Hong Kong, and any failure of us to fully comply with such new regulatory requirements may significantly limit or completely hinder our ability to offer or continue to offer our common stock, cause significant disruption to our business operations, and severely damage our reputation, which would materially and adversely affect our financial condition and results of operations and cause our common stock to significantly decline in value or in extreme cases, become worthless.

Our Corporate Organization

We are a Delaware corporation, incorporated on June 13, 2022. Aspire North America, a California limited liability company was formed on February 22, 2020, and 100% of its ownership was transferred to Aspire Global on September 23, 2020 and was transferred by Aspire Global to Ispire Technology on July 29, 2022. Aspire Science, a Hong Kong corporation, was formed on December 9, 2016 and 100% of its equity was transferred to us on July 29, 2022. Ispire International was organized on July 6, 2022. Aspire North America and Aspire Science are our operating companies. If we establish manufacturing operation in Southeast Asia, we expect to form an entity under local law to conduct such operations.

Our principal executive offices are located at 19700 Magellan Dr, Los Angeles, CA 90502. Our telephone number is 310 742 9975. Our principal website is www.ispiretechnology.com. The information contained on, or that can be accessed through, our website or any other website or any social media, is not a part of this annual report.

The following chart shows our corporate structure.

Our Strategy

We are implementing a multi-prong growth strategy directed at increasing the sales of our e-cigarette and cannabis vaporizer technology products.

In addition to increasing sales to our existing customers, we plan to increase sales of our e-cigarette vaporizer technology products by increasing the number of distributors and regions where our products are sold. We plan to increase sales of our cannabis products by increasing sales to existing customers, increasing our customer base in the United States and seeking to penetrate the Canadian and European markets as they develop. We closely follow the legalization of cannabis globally and plan to enter markets when opportunities arise.

Research and development is at the core of our business. We will continue to innovate via our own research and development efforts. Tuanfang Liu, our co-chief executive officer developed the patented DuCoreTM technology, which is being assigned to us enabling our cannabis vaporizer products to heat cannabis oil, which, we believe is the first leak-proof patented design, which enables the consumer to get the full flavor experience of the cannabis. We will continue to expand our technology leadership and invest in vaporizer and similar technology research and development. Our present products are designed for adult recreational use. Our research and development activities will be oriented to focus on both medical and recreational usages of cannabis products. We recognize that industry trends can change rapidly. We believe that our products must be at the forefront of technology if we are going to develop our business. The cannabis vaping business is in its early stages and we will seek to develop a strong and leading position in this market. This market is currently largely in the United States and we plan to be in the forefront as other markets develop.

Through our global sales network, we have a strong understanding of all of the markets in which our products are sold. We will use forum and community groups as a means to increase engagement and collect feedback for future improvements in product research and development. We will seek to introduce new products to meet customer needs based on our assessment of the direction of the market.

We will also pursue mergers and acquisitions and strategic relationships to increase our technological human resources and technology and product portfolio. We believe that we have a strong management team adept at integrating such acquisitions and we believe that we are an attractive platform to potential acquirees.

We plan to develop manufacturing capabilities. However, initially, and for at least a few years, our manufacturing operations will primarily involve the assembly of products from components manufactured for us in accordance with our specifications. We are currently seeking to identify a location for manufacturing facilities in Southeast Asia.

We are expanding our OEM and ODM business. OEM generally means making and selling the products as we design them and putting customers’ logos on the products. For OEM products, cost is important to the customer. ODM generally involves the design and customize the core products to meet each brand’s unique image and needs. For ODM, technology, performance and uniqueness are often more important, with cost generally being a secondary consideration. Historically, for our tobacco products, we have focused on building and growing our own branded business, with OEM and ODM sales accounting for a minor portion of our revenue. OEM and ODM sales accounted for approximately $0.7 million and $4.5 million, or 1.0% and 6.0%, of total revenue of tobacco products in the years ended June 30, 2022 and 2023, respectively. As Aspire Global continued to innovate in the last decade and the Aspire brand has become recognized as a leading innovator in the vaping industry, Aspire Science has been sought after by other brands for OEM and ODM work. We believe that OEM and ODM for our tobacco products will represent a key growth area for us in the future. In seeking to introduce new products, we will, at least initially, rely upon our chairman, Tuanfang Liu, who has been largely responsible for the development of the technology underlying our tobacco and cannabis vaping products.

Sales of our cannabis products to date are largely sales to cannabis brands on an ODM basis, and we anticipate that our cannabis sales will continue to be primarily ODM sales for the near future. It is the responsibility of our customers, which are cannabis brands, to manufacture the cannabis oil and load the oil into our vaping hardware product. We also sell some hardware products to end users, but our sales are primarily to ODM users. None of our products include cannabis oil or hemp oil.

Our Products

Tobacco Products

We develop and sell both branded and, to a significantly lesser extent, OEM and ODM tobacco vaping systems and components (cartridges and batteries) to meet the needs of adult users worldwide, excluding the United States, the PRC and Russia. Such battery-powered systems and components are commonly used in tobacco (e-liquid).

There are generally two types of vaping systems – open system and closed system.

The term open system generally refers to vaping devices consisting of tanks, which include heating coils, and mods, which include the battery packs. Open system vaping devices allow end consumers to refill the tanks with their own liquid by themselves. With open systems, consumers have great flexibility in mixing different coils, mods, and e-liquid to create a more personalized experience. Our open system vaping devices are sold under our own brands, including “Nautilus,” and “Zestquest.”

The term closed system generally refers to vaping devices that consist of cartridges, which include a heating core (sometimes referred to as atomizers) and is filled with e-liquid, and batteries, which power the cartridges. The closed system vaping devices includes rechargeable closed system vaping devices and disposable closed system vaping devices. The cartridge can last from a few days to two weeks, depending upon the frequency of use. We market a line of closed systems. Unlike the open system, the closed system includes the coils and liquid. We believe that the market for closed systems is increasing rapidly and it is becoming the dominant form of tobacco vaping.

Initially, all of our products were open systems. The first closed system was introduced in 2018.

Our vaping components include cartridges, lithium batteries, metal parts such as coils, plastic parts that are molded, circuit boards (printed circuit board assembly) and liquid cartridges for our products. The cartridges of closed system vaping devices are consumable products that need to be frequently replaced.

Our products use our BDC (bottom dual coil) coil technology which uses bottom dual coils to provide double temperature and expand the heating area and achieve double flavor and vapor production. This technology allows for two separate oil tanks/cartridges to be integrated into one product/design. Each of the cartridges has its own heating coil that can be regulated separately to generate the desired heating temperatures independent of each other. This is beneficial to the consumers because one cartridge could be designed for terpenes (which has a very low evaporation temperature, typically 100-120 degree Fahrenheit), and the other can be for cannabis oil (which has a evaporating temperature in the range of 400-430 degree Fahrenheit). Conventional cartridge design would have the terpenes and cannabis oil mixed together in one cartridge and be heated to a single temperature that would typically burn the terpenes and yet under-heat the cannabis oil. With the double flavor design, we can optimize the heating temperature to evaporate both terpenes and cannabis oil without burning them. We believe that the use of our dual-coil technology enhances the flavor performance of e-liquid, and the hidden wick cotton with special designed wick holes can both extend the tank e-liquid capacity and improve the speed of wicking to increase the coil life.

The only tobacco vaping product that we may now sell in the United States under current regulations is the Nautilus Prime product line, which is an open system. When the products on the market primarily used plastic atomizers, we created Nautilus, with a high-end and attractive appearance. It is the world’s first tank using a stainless steel top and base hardware, a 5ml Pyrex glass tank, and long stainless steel drip tip, as well as our revolutionary airflow control system. This unique four-port adjustable airflow system allows the users to adjust the draw, warmth of vapor, and amount of vapor produced with the lower ring with four settings according to their vaping needs. This BVC coil can provide pure and intense flavor. We believe that all of these features make the Nautilus a special atomizer and provide the best vaping experience possible at the moment. The Nautilus Prime system is the only system that we may sell in the United States. The Nautilus Prime is an enhancement of our original Nautilus product, for which we do not have authorization to sell in the United States. Because of low sales volume for the only product that we may sell in the United States and the current regulations, in 2020, we ceased marketing tobacco vaping products in the United States.

Our BVC (bottom vertical coil) coil represents a big technological breakthrough for us in coil technology with a vertical heating wire surrounded by cotton. This design can enable the coil heating to provide uniform temperature from the tank, together with more efficient wicking. This new technology, which Aspire Global introduced in 2014, enables the coil to last longer while still giving users what we believe is the purest and cleanest taste from e-liquids. The BVC coils are still very popular for MTL (mouth to lung) vapors today.

We believe that our Cleito tank brings new and innovative technological advancement to the vaping industry. The Cleito uses a revolutionary new coil design that replaces the standard chimney and, we believe, delivers maximized airflow. This design frees up even more restriction in the airflow by eliminating the need for a static chimney within the tank itself, which results in an expanded flavor profile and increased vapor production. Combined with a Clapton kanthal coil for maximum flavor, the Cleito tank delivers a rush of intense flavor and huge vapor with a broad profile. The simple top-fill design makes filling very easy use more convenient and more enjoyable.

Cannabis Products

In December 2020, we introduced the Ispire line of cannabis vaping products. For the years ended June 30, 2022 and 2023, our sales of Ispire products were $20.0 million and $40.0 million, respectively, all of which was in the United States, although we have commenced marketing efforts in Canada and Europe, primarily in the European Union. Our Ispire products use our patented Ducore™ (Dual Coil) technology for cannabis vaporizers. Similar to the Nautilus series, this technology enables users to create massive plumes of vape without burning the cannabis oil. These products incorporate our patented dual coil technology for what we believe is best-in-class airflow and taste, and our technology for eliminating the leakage of the oil from the unit, which overcomes a major disadvantage with many existing products. In addition to the base unit, we offer a range of cartridges, mouthpieces and color options. In our ODM services, we work with the customer to design the product that has the desired appearance. All the products are made of stainless steel and the fluid housing is Pyrex glass. We are not involved in cannabis or hemp plant or oil business, and we do not provide or procure cannabis or hemp oil. Our product, which is hardware only, is designed for our customers to fill the cartridge with their own cannabis or hemp oil. Cannabis oil, unlike nicotine oil or liquids which is generally of a uniform consistency, is not of a uniform consistency, with the result that if the oil is too viscous, the user will not have good experience with the product and our customer may reject or return the product. We do not package the oil with our product and either our customer purchases the oil separately from the product it purchases from us or the end user purchases the oil independently. We have no way to ensure that the consumer will use a cannabis oil that will work in the product we have manufactured for our customer.

In June 2023, we introduced our proprietary Ispire ONETM technology and products. Ispire ONETM is designed to eliminate capping issues in the manufacturing/co-packing process; increase consistency and quality of the filled devices; eliminate leaking, spitting, or overheating for cartridges, disposables, and PODs; and improve consumer safety, as the devices are sealed in a sterilized factory environment to eliminate risk of contamination during filling process by Ispire’s customers.

Sales and Distribution

Most of our revenue from tobacco products comes from sales to our distributors. We are looking to increase our OEM and ODM sales of tobacco products, which accounted for 1.0% and 4.5% of our tobacco revenue for the years ended June 30, 2022 and 2023, respectively. Most of our revenue from cannabis products is from ODM sales to other cannabis vaping brands, and we work with the customer to design the product, which is sold under the customer’s brand name and for some customers, the Ispire brand is also on the product.

Prior to our acquisition, Aspire Global sold tobacco vaping products in the United States through its distribution network. We decided not to market in the United States as a result of the effect of changes in regulations in the United States because Aspire North America would currently be able to sell one product line in the United States and that product line did not generate sufficient revenue to justify the marketing and regulatory expenses.

We believe that we have the ability to evaluate the market need for vaping products and develop products for both the tobacco and cannabis markets. We believe that we have the state-of-the-art technology, which enables us to market to other cannabis vaping brands. We believe that we have implemented systems of quality control that cover the key steps of supply chain management to provide high-quality products to adult smokers in a consistent manner. We strictly uphold our extensive internal standards for various aspects of our products and conduct thorough quality assurance and control practices throughout the entire production cycle.

Our cannabis vapor products are sold directly by us, with most of our sales being to other cannabis vaping brands who purchase the product from us on an ODM basis and sell the products under their brand name, although our Ispire brand may be included on the product. We work with the customer in the design and appearance of the product. We also sell Ispire hardware online, but such sales do not generate significant volume. We do not sell cannabis or hemp oil, either as part of a product or separately.

For our tobacco products, we have a network of more than 150 distributors, whose territories cover more than 30 countries or regions. Our distributors have non-exclusive agreements and generally are not restricted from selling competing vapor products. Our largest distributor, whose territory was United Kingdom and France, is Your-Buyer International Limited, which accounted for revenue of approximately $34.1 million 38.8% of revenue and approximately $37.4 million, or 32.4% of revenue for the years ended June 30, 2022 and 2023, respectively. No other distributor or customer accounted for 10% or more of our revenues for either the year ended June 30, 2022 or 2023.

Typically, our distributors sell our products to wholesalers who in turn sell to retail distributors although distributors may sell products directly to retail outlets. The vast majority of sales of all classes of smokeless tobacco is sold in stores, primarily grocery stores, convenience stores and tobacco stores, which generally purchase product from wholesale distributors. Our products are also available from our distributors on the internet, including both websites and services such as Amazon. These internet distribution channels are operated by our distributors. The distributors are responsible for complying with the laws of the countries in which they sell our products. We previously sold tobacco vaping products to a distributor for Russia, and we no longer sell to that distributor.

We assist our distributors in marketing our products through websites, blogs, search engine optimization (SEO), opt-in and e-mail marketing, social media marketing, influencer, marketing and digital advertising promotions. Opt-in and email marketing strategies include newsletter sign-ups to receive new product updates and promotions, giveaway promotional activities to drive conversion, coupons and discounts promotion activities to increase sales.

We may use social media to promote our products and we market to consumers through our websites and Instagram. We use social media to educate on current and new products and offers as well as to provide real-time support to customers. Our social media strategies aim to convert and nurture leads, to increase brand awareness.

We also provide distributors with discounts and other sales incentives. From time to time, based on our sales or marketing strategy for a specific region or product, we will give distributors discounts. Although our distributors do not have sales quotas, they have sales goals and, from time to time, we may reward distributors for exceeding their sales targets. These promotions are not part of a standard plan, but developed by us from time to time based on our sales and marketing program.

All of our sales of Ispire cannabis products are made directly by our sales team in California and not through distributors. Our effort in marketing, branding and sales initiatives for this product since the product introduction in late 2020 has resulted in a significant increase in brand awareness, as reflected in our sales growth from approximately $20.0 million in the year ended June 30, 2022, the second year in which we had sales of cannabis products, to approximately $40.0 million in the year ended June 30, 2023. Our sales of Ispire cannabis products to date, which have been primarily through direct sales of Ispire branded atomizers to other cannabis brands as semi-finished products on an ODM basis. Pursuant to our agreements with our ODM customers, we design and sell these atomizers pursuant to purchase orders by the customers. Our logo is printed on some of these products. To a lesser extent we sell heating devices directly to consumers as internet sales.

Source of Supply

We purchase all of our current tobacco and cannabis vaping products from Shenzhen Yi Jia. The products that we sell are the same products that Aspire Science and Aspire North America sold prior to the transfer of the equity in these subsidiaries to us. Pursuant to agreements dated January 27, 2023, between Aspire North America and Shenzhen Yi Jia and between Aspire Science and Shenzhen Yi Jia, we purchase our cannabis and tobacco vaping products form Shenzhen Yi Jia at market prices, provided that the price, delivery, warranty and other terms are no less favorable to us than the price, delivery, warranty and other terms that are provided to any other customer of Shenzhen Yi Jia. In addition, the agreement provides that Shenzhen Yi Jia will be responsible for any warranty expenses.

We have taken steps toward the development of manufacturing operations in California and are exploring Southeast Asia for potential locations for manufacturing operations. We expect to receive our first fully automated assembly system and related equipment in our California facility in late January 2024. We anticipate fine-tuning the system and completing the clean room where the system will be housed with initial production expected to commence before the end of 2023. Our operations in California will, at least initially, consist of primarily assembling the products from components we purchase from suppliers. In this connection, we may purchase components from Shenzhen Yi Jia’s present suppliers as well as other suppliers which we may identify. Quality control will be a crucial part of our manufacturing process. We will need to include quality control checks and balances throughout our supply chain and manufacturing process. When selecting suppliers, we will have our quality control and procurement team visit potential suppliers. We will need to conduct annual inspections of the factories and we will also visit the factory if any quality issues arise. In connection with the establishment of any manufacturing facilities we will have to employ qualified manufacturing, supervisory and administrative personnel.

Warranties

We will pass on to our customers the warranties which Shenzhen Yi Jia provides to us, as a customer. These warranties are of an assurance-type and come standard with all of products we purchase from Shenzhen Yi Jia and cover repair or replacement should product not perform as expected. We offer these warranties for all major products, including all types of E-vapor kits, atomizers, replacement coils and mods, but no warranty for accessories such as spare parts or packaging consumables. Shenzhen Yi Jia generally offers 90-day warranty period from date of purchase for products sold to all regions, but Shenzhen Yi Jia offers six months warranty period from date of purchase for products sold in the United Kingdom and France. The warranty offers refund or replacement of products for manufacturer defective items, dead on arrival items and items that do not appear the same as listed on our website, and exclude damaged goods caused by misuse or unauthorized repair. We generally require our customers to test our hardware with their oils to confirm the hardware performance and approve the hardware designs, in order to minimize any hardware related discrepancy or performance issues specific to the formulation of their oils. Since we are passing on the warranties of Shenzhen Yi Jia, we do not provide for estimated expenses related to product warranties. Management actively studies trends of warranty claims and takes action to improve product quality and minimize warranty costs. We estimate the actual historical warranty claims coupled with an analysis of unfulfilled claims to record a liability for specific warranty purposes. As of June 30, 2022 and 2023, products returned for repair or replacement have been immaterial. Accordingly, a warranty liability has not been deemed necessary.

Research and Development

We believe that design and attention to detail are at the heart of our business. Historically, research and development relating to our existing products were conducted primarily by Shenzhen Yi Jia. We have commenced research and development activities independent of Shenzhen Yi Jia, which has related primarily to cannabis vaping products. This research and development effort, which is headed by our chairman, Tuanfang Liu, has eleven members, who are based in Los Angeles. Prior to the transfer of the equity of Aspire North America and Aspire Science to us, the research and development activities were conducted by Shenzhen Yi Jia. As discussed under “Business – Intellectual Property” we have rights to intellectual property generated by the research and development efforts of Shenzhen Yi Jia and Mr. Liu.

During the years ended June 30, 2022 and 2023, research and development effort included the development of the Ispire cannabis vaping system, including patented dual-coil technology, a closed system for tobacco vaping that is designed to eliminate the problem of oil leaking out of the unit was conducted by Shenzhen Yi Jia under the leadership of Tuanfang Liu, who is our co-chief executive officer and chief executive officer of Aspire Global. Since the transfer of Aspire North America and Aspire Science to us in July 2022, we have established our research and development group independent of Aspire Global and Shenzhen Yi Jia, and the Shenzhen Yi Jia research and development activities relating to both cannabis and tobacco product are being transitioned to us. We are also entitled to the benefits of Shenzhen Yi Jia’s research and development pursuant to the Intellectual Property Transfer Agreement and the License Agreement.

Intellectual Property

Shenzhen Yi Jia has patents or patent applications in the United States, the PRC, the European Union and elsewhere relating to various functional and ornamental aspects of our products. Pursuant to the Intellectual Property Transfer Agreement, Aspire North America, Aspire Global, Shenzhen Yi Jia and Mr. Liu have transferred to our subsidiary, Aspire North America, all their intellectual property, including patents, trademarks, brand names, know-how and know-how documentation that relate directly or indirectly to cannabis and hemp vaping products, and the patents and trademarks, all of which are United States patents, trademarks and patent and trademark application, have been transferred to Aspire North America. Pursuant to the License Agreement, Aspire Science has the right to an exclusive (to the exclusion of Shenzhen Yi Jia and Mr. Liu) right and license to any patents, trademarks and other intellectual property that relates to tobacco vaping products in the territory, which include the world except for China and Russia.

We believe that the utility patents form the core intellectual property for our electronic cigarette and vaporizer products. The utility patents primarily relate to atomizer, heating coil, and battery technologies, which we believe provide enhanced functionality and an improved smoking experience to users of our products. Our atomizer technology is directed toward enhancing the atomization of e-liquid, including by enabling the user to adjust the airflow through the atomizer to provide a customized smoking experience. Our heating coil technology is directed towards heating coil designs and arrangements that deliver heat more efficiently from the heating coil to the e-liquid, thereby producing vapor more effectively. Our battery technology is directed towards battery assemblies that are replaceable and that are controllable to help facilitate a customized smoking experience in combination with the atomizer and heating coil technologies.

We believe the design patents cover the visual aspects of certain of our products and serve to enhance the protection provide by our utility patents. We either own, with respect to cannabis vaping products, or license on an exclusive basis, with respect to tobacco products, designs patents for the ornamental appearance of the housing of certain of our electronic cigarettes and cannabis vaping products. Our design patents also extend to the ornamental appearance of certain electronic cigarette components, including certain aspects of our atomizers and heating coils.

The patents are primarily based on inventions developed by our chairman, Tuanfang Liu, who has received more than 200 patents in China, the United States, the European Union and other countries. All of these patents are being or have been assigned, licensed, or otherwise transferred to Shenzhen Yi Jia, which, in turn is either transferring to Aspire North America, with respect to intellectual property relating to cannabis products, and licensing on a sole and exclusive basis in the territory, to Aspire Science, with respect to tobacco products. The territory covered by the License Agreement is the world except for the PRC and Russia. The earliest of patents were filed in 2012. Overall, the patents expire between 2022 and 2037, depending on priority filing date, patent type, and jurisdiction. We intend to work to improve our technology and products and to seek further patent protection as warranted in connection with any new developments.

We cannot guarantee that our patent rights are sufficient to protect all aspects of our products or that we will be able to enforce those rights against third parties, as patents can be challenged, circumvented, or otherwise found to be invalid.

Shenzhen Yi Jia has obtained trademark registrations for Ispire in the countries which we believe are major markets for our products, including the United States, China, the European Union, and other countries. In addition to the Ispire mark, Shenzhen Yi Jia has also been granted trademark registrations in the United States and China for certain products and components, including the marks CLEITO, PERSEUS, PLATO, PROTEUS, and ZESTQUEST. Furthermore, Shenzhen Yi Jia has submitted trademark applications for the mark Ispire in the United States, China, the European Union, and other jurisdictions we believe are important markets. To the extent any of these trademarks were held by our chairman, Tuanfang Liu or Shenzhen Yi Jia, those trademarks have been assigned to Aspire North America with respect to cannabis products pursuant to the Intellectual Property Transfer Agreement and licensed on an exclusive license (to the exclusion of Aspire Global, Shenzhen Yi Jia and Mr. Liu) to Aspire Science pursuant to the License Agreement.

We cannot assure you that our patent and trademark rights are sufficient to protect all aspects of our brands or that we will be to enforce those rights to prevent third parties from using the same or confusingly similar marks, as trademarks can be opposed, cancelled, or otherwise challenged, especially by parties with rights to similar marks.

Competition

Vaping products for both tobacco and cannabis compete with tobacco and marijuana cigarettes and a wide range of other tobacco and legal and illegal cannabis products. In each case, vaping products seek to provide the user with pleasure that the user derives without the disadvantages.

The worldwide market for tobacco vaping products is highly competitive, with more than 50 companies selling products which compete with our products. In terms of volume of product sold, by far the largest worldwide producer of tobacco vapor products is Juul Labs, Inc. British American Tobacco Plc is also a major producer of tobacco vapor products.

We anticipate that the market for vaping products will evolve, with technological innovation, changing standards and changes in needs and preferences of adult vapor users. Vaping devices are more than an alternative to traditional cigarettes. Instead, they represent the user’s taste and offer them a new and fun experience, as they provide large amounts of vapor, different tastes of e-liquid and fashionable design. In light of such trend and to further differentiate their vaping devices, manufacturers are upgrading their products in terms of technology and design. Many manufacturers are now providing full-spectrum vaping devices, including closed system vaping devices, open system vaping devices and other kinds of vaping devices, so as to be more competitive in the market. In the next few years, with the technology becoming more mature, we anticipate that more differentiated vaping devices will continuously emerge to draw consumers’ attention. Our recent enhancements to our vaping products, such as the big smoke effect, have increased interest and sales of our products. We believe that our ability to remain profitable and to increase our market share is dependent upon our ability to anticipate market demand and develop and market products that address these trends.

The market for cannabis vapor products is a developing market and at present is mainly limited to the United States, although there is a developing market in Canada, and we believe that a market is developing in Europe. Our ability to be successful in this market is dependent upon our ability to develop vaping systems that attracts and retains consumer interest and the regulatory environment in the United States. Our cannabis vaping products compete with other forms of legal and illegal cannabis, marijuana cigarettes, CBD oil and other CBD products, food products and other vaping products.

Seasonality

Seasonality does not materially affect our business or the results of our operations.

Human Capital

We believe our people are central to the foundation and future of our success. Our culture and commitment to our employees are important factors in attracting, retaining, developing and progressing qualified employees. As of July 31, 2023, we had a total of 69 employees, of which 29 are operations personnel, 4 are general management personnel, 25 are in sales and marketing, and 11, including Tuanfang Liu, our co-chief executive officer, are in research and development relating to cannabis products.

Culture and Engagement

We value and support our people through, among other initiatives, our talent management, health and safety, employment practices and total reward programs. We are committed to fostering a culture of inclusion where differences are welcomed, appreciated and celebrated to positively impact our people and business, and where our people are engaged and encouraged to support the communities in where they live and work.

Talent Management

We are committed to providing our people with opportunities to learn, grow and be recognized for their achievements. Through our integrated talent management strategy, we strive to attract, retain, develop and progress a workforce that embraces our culture of inclusion and reflects our diversity efforts. Our talent programs play a critical role in attracting and progressing a diverse pipeline of talent. We are also committed to investing in our people by providing learning and networking opportunities and to drive retention, progression and engagement and help them excel in their current and future roles.

Health and Safety

We are committed to providing safe and healthy working environments and taking reasonable preventative measures to protect the health and safety of our employees and customers. We drive environmental, health and safety excellence across the Company and strive for incident-free workplaces – continuously assessing and developing measures that are in place to help keep our employees, customers and communities safe. In response to the COVID-19 pandemic, we have implemented significant changes to our business designed to protect the health and well-being of our employees and to support appropriate physical distancing and other health and safety protocols. These efforts continue to include: enhanced cleaning and sanitation procedures; domestic and international travel restrictions; return to work and visitor screening protocols; split shifts at facilities and the postponement or cancellation of attending large events.

Employment Practices and Total Rewards

We are committed to the fair, consistent and equitable treatment of our employees in relation to working conditions, wages, benefits, policies and procedures. To this end, our policies and programs are designed to respond to the needs of our employees in a manner that provides a safe, professional, efficient and rewarding workplace. Our total rewards programs are designed to offer competitive compensation, comprehensive benefits and other programs to support employees’ growth, both personally and professionally, and the diverse needs and well-being of our employees worldwide. During 2020, we enhanced certain of our benefits to support the health and well-being of our employees during the COVID-19 pandemic, including family leave and voluntary leave of absence policies and programs.

From time to time, we hire part-time employees as need in connection with our manufacturing. We consider our employee relations to be good.

We enter into labor contracts and standard confidentiality and intellectual property agreements with our key employees. We believe that maintaining good working relationships with our employees is essential, and we have not experienced any labor disputes except for the matter set forth below. None of our employees are represented by labor unions.

Property

Our headquarters are located at 19700 Magellan Dr, Los Angeles, CA 90502 and we maintain offices, manufacturing and storage facilities at the same location. We do not own any real property, and we leased an aggregate of approximately 85,483 square feet of real property. We do not expect to experience difficulties in renewing any of the leases when they expire. If we require additional space, we expect to be able to obtain additional facilities on commercially reasonable terms.

The following table sets forth information as to the real property leased by us:

Location	Square Feet		Current Annual Rent	Expiration Date
1410 Abbot Kinney Blvd., PH 1, Venice, CA 90291	4,121		$276,000	June 30, 2026
19700 Magellan Dr, Los Angeles, CA 90502	37,100	(1)	$734,580	July 31, 2027
55 King Yip Street, King Palace Plaza, Floor 31, Suite J, Kwun Tong, Hong Kong	1,850		$81,507	July 14, 2025

(1)	The number in the table reflects the square feet of building that we occupy. The leased property also includes land, and the total leased land and building is 79,512 square feet.

Insurance

We consider our insurance coverage to be consistent with customary industry standards adopted by other companies in the same industry and of similar size although Aspire Science does not have product liability insurance.

Legal Proceedings

From time to time, we may be subject to legal or regulatory proceedings, investigations and claims incidental to the conduct of our business.

Other than disclosed below, we are not a party to, nor are we aware of, any legal or regulatory proceedings, investigations or claims which, in the opinion of our management, are likely to have a material adverse effect on our business, financial condition or results of operations.

On March 17, 2021, the FDA sent a letter to Aspire North America requesting that Aspire North America submit documents relating to its marketing practices for Aspire products. Specifically, the FDA requested documents related to youth exposure to Aspire North America’s social media marketing of Aspire as well as Aspire North America’s use of influencers in social media marketing. This request applied to all of Aspire electronic nicotine delivery system (ENDS) products and their components or parts. The FDA requested these documents based on the epidemic of youth ENDS use and based on Aspire North America’s marketing of Aspire products on social media platforms (e.g., Facebook, YouTube, and Instagram). The FDA requested that Aspire North America respond within 60 days but granted a 30-day extension. On June 15, 2021, Aspire North America provided the required information to the FDA. To date, the FDA has not substantively responded or taken any further action in the matter. However, we cannot assure you that the FDA will consider the response adequate and will not initiate regulatory or enforcement action based on an alleged failure to comply with the request or that the FDA will not initiate regulatory or enforcement action on other grounds based on the contents of the documents produced in the response. Either result could materially and adversely affect our business, financial condition, and results of operations.

REGULATIONS

United States

Premarket Tobacco Product Application (“PMTA”) filings are required for electronic nicotine delivery systems (“ENDS”) products, including devices, components, and/or parts that deliver aerosolized e-liquid when inhaled. For existing ENDS products that were on the U.S. market on August 8, 2016, a PMTA was required to be submitted to the FDA by September 9, 2020. We timely filed our PMTA for our Nautilus Prime open system vaping products, which are the only products we can presently sell in the United States. For new ENDS products that were not on the U.S. market on August 8, 2016, and not the subject of a pending PMTA filed by September 9, 2020, a premarket authorization is required before introducing the product to the U.S. market. Selling ENDS products without authorization can result in civil penalties, seizures, injunctions, and even criminal prosecutions.

The PMTA pathway remains open for us to add further products, but we (and anyone else) cannot now bring new tobacco products to the U.S. market without actual premarket authorizations. The PMTA process is expensive, time-consuming, and uncertain.

Under the Family Smoking Prevention and Tobacco Control Act of 2009 (the “TCA”), a PMTA’s components include:

●	Full reports of all information published or known to, or which should reasonably be known to, the applicant concerning investigations which have been made to show the health risks of such tobacco product and whether such tobacco product presents less risk than other tobacco products.

●	Full statement of the components, ingredients, additives, and properties, and of the principle or principles of operation.

●	Full description of the methods used in, and the facilities and controls used for, the manufacture, processing, and when relevant, packing and installation.

●	An identifying reference to any tobacco product standard, if applicable.

●	Samples of the tobacco product as required.

●	Specimens of proposed labeling.

In adopting the Consolidated Appropriations Act, 2021, the COVID-19 relief bill that was signed on December 27, 2020, Congress amended the PACT Act to apply to e-cigarettes and all vaping products, which includes cannabis vaping products. The legislation amends the PACT Act’s definition of “cigarette” to include ENDS, which is defined to include “any electronic device that, through an aerosolized solution, delivers nicotine, flavor, or any other substance to the user inhaling from the device. The term “any other substance” has been interpreted in regulations to include liquids containing cannabis derivatives as well as nicotine. This amendment prohibits mailing covered products through the United States Postal Service to consumers (with exceptions for certain business-to-business mailings) and requires reporting to federal and state agencies. These restrictions make it more difficult for a seller of vaping products to sell the products in the United States.

Briefly, the PACT Act requires any person who sells, transfers, or ships “cigarettes,” which is defined to include ENDS, which, as noted above, is very broadly defined, in interstate commerce for profit to, or who advertises or offers cigarettes or smokeless tobacco for such sale, transfer, or shipment to:

●	File a statement setting forth the name, address, phone number, email address, website address, with the U.S. Attorney General and the tobacco tax administrator of the State where shipment is being made or in which an advertisement or offer is disseminated;

●	On the 10th day of every month, file a memorandum or a copy of the invoice covering each and every shipment of “cigarettes” during the previous calendar month with the state tobacco tax administrator and, where there are also local taxes on cigarettes, with local/tribal official

●	Comply with (i) certain shipping requirements if using common carriers other than the Postal Service, such as FedEx or UPS (e.g., label requirements, weight restrictions, 21+ age verification on delivery, etc.), and (ii) recordkeeping requirements (e.g., detailed invoices covering every delivery sale, organized by the state, the city or town, and zip code into which the delivery sale is made); (iii) all state, local, tribal, and other laws generally applicable to sales of cigarettes, including: excise taxes, licensing and tax-stamping requirements; restrictions on sales to minors; and other payment obligations or legal requirements relating to the sale, distribution, or delivery of cigarettes or smokeless tobacco.

Importantly, neither the mail ban nor the other PACT Act’s “delivery sale” provisions apply to business-to-business deliveries. Under an exception to the mail ban provision of the PACT Act, covered products may be mailed for business purposes between legally operating businesses that have all applicable State and Federal Government licenses or permits and are engaged in product manufacturing, distribution, wholesale, export, import, testing, investigation, or research or for regulatory purposes between any business described above and an agency of the federal government or a state government. A business must apply for and obtain Postal Service approval of an exception to avail itself of this exception.

Except for the mail ban, the amendment to the PACT Act took effect on March 28, 2021. The mail ban took effect on October 21, 2021 pursuant to final regulations issued by the Postal Service. It applies to cannabis and hemp vaping products that aerosolize liquids only. Further, the most commonly used carriers, Federal Express and UPS, have recently announced that they would cease all deliveries of vapor products in the United States.

The other requirements of the PACT Act applicable to “delivery sellers” and “delivery sales” do not apply to business-to-business sales, as those terms involve delivery to “consumers.” The PACT Act defines “consumer” as “any person that purchases cigarettes or smokeless tobacco” and specifically excludes “any person lawfully operating as a manufacturer, distributor, wholesaler, or retailer of cigarettes or smokeless tobacco.

Starting on February 6, 2020, the FDA has prioritized for immediate enforcement against: (i) flavored, cartridge-based ENDS products (other than tobacco- or menthol-flavored ENDS products), and (ii) any flavored ENDS products (including tobacco and menthol flavors) that are targeted at minors. Several states in the United States have imposed temporary emergency flavor bans on ENDS products, and a few of these bans have been enjoined by courts while several have become permanent. Several states and the District of Columbia have also enacted permanent prohibitions on the sale of flavored ENDS products. Flavor bans are not the same as a total ban on e-cigarettes, and none of the states in the U.S. have imposed a total ban on e-cigarettes.

Our self-branded vaping systems are not affected by the flavor bans. The flavor bans are mainly aimed at ENDS products that are sold with pre-filled non-tobacco flavored or non-menthol-flavored cartridges, and our self-branded products do not contain any pre-filled cartridges.

Cannabis vaping products are governed by state laws, which vary from state to state. Most states do not permit the adult recreational use of cannabis, and no states permit the sale of recreational cannabis products to minors. As a result of the reduced revenue to states resulting from the effects of the COVID 19 pandemic, states may seek to raise revenue by permitting and taxing the use of cannabis products. We cannot predict what action states will take or the nature and amount of taxes they may impose upon cannabis products. However, the shipping restrictions of the USPS under the PACT Act applied to certain cannabis products, and cannabis products cannot, with certain exceptions, be sent through the USPS. Major overnight courier services, such as Federal Express, do not ship vaping products that may not be sent using the USPS. We use a combination of advanced accounting software and PACT Act compliant carriers to remain compliant with the tax and delivery restrictions of the PACT Act.

Under federal law and the laws of certain states that continue to broadly restrict production and sale of cannabis, vaping devices intended for use in consuming cannabis products may qualify as prohibited drug paraphernalia. However, the federal Controlled Substances Act includes an exemption for “any person authorized by local, State, or Federal law to manufacture, possess, or distribute such items.” Several states with legal cannabis programs, including California, have enacted legislation invoking this exemption to shield state-legal businesses from federal enforcement on paraphernalia grounds. In addition, a recent court decision from the U.S. Court of International Trade applied this exemption in prohibiting U.S. Customs and Border Protection from refusing import entry of cannabis paraphernalia components that the importer could legally possess in the state of importation.

In distributing cannabis vaping devices in the United States, we rely on this exemption by (i) not selling our own branded cannabis vaping products directly into states that have maintained complete or near-complete cannabis prohibition, (ii) requiring distributors to whom we sell cannabis vaping products to covenant that they will not sell our products into these states, and (iii) limiting the sale of our custom made and white label cannabis vaping products to state-licensed dispensaries and entities, such as licensed cultivators or manufacturers.

To the extent that we conduct manufacturing operations in California we will be subject to federal and California state laws and regulations applicable to manufacturing operations generally, including employee health and safety and environmental laws and regulations.

Europe

The European Commission issued the Tobacco Products Directive (the “TPD’’), which has been entered into force on May 19, 2014 and became applicable in the EU Member States on May 20, 2016. Under the TPD, an e-cigarette is widely defined as a product that can be used for, including all types of vaping devices, HNB devices and their respective components, the consumption of nicotine-containing vapor via a mouthpiece, or any component of that product. The TPD regulates e-cigarettes on five main aspects: (i) the information to be provided by the manufacturer and/or distributor, (ii) the advertising and promotion, (iii) safety issues and warnings, (iv) product presentation, and (v) provisional measures in case of suspected risk. Member states of the European Union are required to ensure that advertisements for any tobacco related product are prohibited, unless the advertisement is specifically targeted at professionals specializing in the electronic cigarettes trading. Moreover, no promotion whatsoever shall be made as to those devices with an intention (direct or indirect) to promote electronic cigarettes.

The sale of cannabis vaping products for recreational (as contrasted with medical) use is illegal in the European Union, although we believe that a market is developing, particularly in Germany, where the new coalition government stated clearly that it is introducing the controlled supply of recreational cannabis to adults in licensed shops.

United Kingdom

The Medicines and Healthcare Products Regulatory Agency (“MHRA”) is the authority for a notification scheme for e-cigarettes and refill containers in Great Britain and Northern Ireland and is responsible for implementing the majority of provisions under Part 6 of the Tobacco and related Products Regulations (TRPR) and the Tobacco Products and Nicotine Inhaling Products (Amendment) (EU Exit) Regulations 2020.

The TRPR introduced rules which ensure:

●	minimum standards for the safety and quality of all e-cigarettes and refill containers (otherwise known as e-liquids)

●	that information is provided to consumers so that they can make informed choices

●	an environment that protects children from starting to use these products.

The requirements:

●	restrict e-cigarette tanks to a capacity of no more than 2ml

●	restrict the maximum volume of nicotine-containing e-liquid for sale in one refill container to 10ml

●	restrict e-liquids to a nicotine strength of no more than 20mg/ml

●	require nicotine-containing products or their packaging to be child-resistant and tamper evident

●	ban certain ingredients including colorant, stimulants and any carcinogenic, mutanegenic or reprotoxic elements

●	include new labelling requirements and warnings in line with the Classification, Labelling & Packaging regulations of the European Union

●	require all e-cigarettes and e-liquids be notified to the MHRA before they can be sold.

The Tobacco Products and Nicotine Inhaling Products (Amendment) (EU Exit) Regulations 2020 explains the changes from a policy perspective:

The 2020 Regulations sets out the requirements for new products to be notified from January 1, 2021. This will mean that:

●	Producers placing products on the Northern Ireland market will be required to notify using the EU Common Entry Gate (EU-CEG) system for the notification of tobacco and e-cigarette products.

●	Producers placing products on the Great Britain market will be required to notify on the Great Britain domestic system.

●	Notifiers will be required to pay one fee if they notify in relation to placing products on one of the Great Britain or Northern Ireland markets and the same one fee if they notify in relation to placing products on the two markets.

A producer is anyone who manufactures or imports these products or who re-brands any product as their own.

Part 6 of the Tobacco and Related Products Regulations 2016 sets out the requirements for e-cigarettes and refill containers.

Producers must submit information about their products to the MHRA through the MHRA Submission Portal and European Common Entry Gate (EU-CEG) notification portal for UK wide supply.

Under the TRPR, it is the responsibility of the producer to ensure that their products comply with the TRPR requirements. We check notifications submitted for completeness and verify TRPR compliance with producers. Where this review has been completed, the compliance status of products is recorded as ‘declared’ to indicate that the notification is complete, and the product has been declared compliant by the producer.

Producers of new e-cigarette and refill container products must submit a notification to the MHRA six months before they intend to put their product on the market in Great Britain and/or Northern Ireland. Once the notification has been published on the MHRA website, producers can launch the product in the notified region. A product which has been substantially modified will count as a new product and must also follow this process. Further information regarding what qualifies as a substantial modification can be found in the guidance on submission type below.

The TRPR does not include any requirements as to where testing of e-cigarettes and refill containers has to take place nor has any international testing standards been established. The notifier will need to be satisfied as to the standards of any testing carried out as they have to submit a declaration that they bear full responsibility for the quality and safety of the product when placed on the market and used under normal or reasonably foreseeable conditions.

The sale of cannabis products is illegal in the United Kingdom.

Southeast Asia

We are currently seeking a potential location to establish manufacturing operations in Southeast Asia. We intend to form a subsidiary in Southeast Asia, if we are able to identify a suitable location if we are able to commence manufacturing operations in Southeast Asia, we would have to comply with laws and regulations relating to manufacturing operations, including regulatory approval for us to establish manufacturing operations, including satisfying the applicable government authority that we have sufficient capital to cover all of our planned activities. We would also be subject to wage and hour laws and laws relating to employee health and safety and environmental laws and regulations. We would structure our operations in a location in Southeast Asia to comply with applicable laws and regulations.

Other requirements for e-cigarettes

Replacement e-cigarette parts that could contain nicotine only require notification if they have not already been notified as part of a device or e-cigarette kit in the United Kingdom or European Union (EU). Identical replacement parts that have already been notified as part of another notified e-cigarette product do not need to be separately re-notified if it is clear on the labelling what notified product the part is for. Any non-identical replacement part, particularly one that alters the consumer safety profile of a product (for example by changing its refill capacity), would require a separate notification.

The Conformitè Europëenne (CE) Mark is defined as the EU’s mandatory conformity marking for regulating the goods sold within the European Economic Area (EEA) since 1985. The CE marking represents a manufacturer’s declaration that products comply with the EU’s New Approach Directives. These directives not only apply to products within the EU but also for products that are manufactured in or designed to be sold in the EEA. This makes the CE marking recognizable worldwide even to those unfamiliar with the EEA.

Regulations Relating to Privacy and Security

We are or may become subject to a variety of laws and regulations in the United States and abroad regarding privacy, data security, cybersecurity and data protection. These laws and regulations are continuously evolving and developing. The scope and interpretation of the laws that are or may be applicable to us are often uncertain and may be conflicting, particularly with respect to foreign laws. In particular, there are numerous United States federal, state, and local laws and regulations and foreign laws and regulations regarding privacy and the collection, sharing, use, processing, disclosure, and protection of personal information and other user data. Such laws and regulations often vary in scope, may be subject to differing interpretations, and may be inconsistent among different jurisdictions. To the extent that we deal with the public and obtain private information on our computer system, we would be subject to these laws. To the extent that we conduct internet sales, we may be subject to these laws.

In June 2018, California adopted the California Consumer Privacy Act (“CCPA”), which became effective in 2020. Under the law, any California consumer has a right to demand to see all the information a company has saved on the consumer, as well as a full list of all the third parties that data is shared with. The consumer also has the right to request that we delete the information it has on the consumer. The CCPA broadly defines “protected data.” The CCPA also has specific requirements for companies subject to the law. The CCPA provides for a private right of action for unauthorized access, theft or disclosure of personal information in certain situations, with possible damage awards of $100 to $750 per consumer per incident, or actual damages, whichever is greater. The CCPA also permits class action lawsuits. To the extent that we sell products to consumers through our website or otherwise on the Internet, we may be subject to the CCPA as well as other consumer protection laws.

The European Union Parliament approved a new data protection regulation, known as the General Data Protection Regulation (“GDPR”), which came into effect in May 2018. The GDPR includes operational requirements for companies that receive or process personal data of residents of the European Economic Area. The GDPR imposes significant penalties for non-compliance. Although we do not conduct any business in the European Economic Area, in the event that residents of the European Economic Area access our website and input protected information, including information provided in ordering through our website, we may become subject to provisions of the GDPR.

We are also subject to laws restricting disclosure of information relating to our employees. We strive to comply with all applicable laws, policies, legal obligations, and industry codes of conduct relating to privacy, data security, cybersecurity and data protection. However, given that the scope, interpretation, and application of these laws and regulations are often uncertain and may be conflicting, it is possible that these obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. Any failure or perceived failure by us or our third-party service-providers to comply with our privacy or security policies or privacy-related legal obligations, or any compromise of security that results in the unauthorized release or transfer of personally identifiable information or other user data, may result in governmental enforcement actions, litigation, or negative publicity, and could have an adverse effect on our business and operating results. Although we maintain cybersecurity insurance, we cannot assure you that this insurance will cover or satisfy any claim made against us or adequately cover any defense costs we may incur.

Environmental Laws and Regulations

As our supplier, Shenzhen Yi Jia is responsible for compliance with Chinese environmental laws and regulations. To the extent that such compliance results in increased manufacturing costs, we anticipate that our prices will be increased, although we may not know the details of the expense of such compliance.

As a distributor of products made by third parties, we do not have any material costs in complying with environmental laws and regulations. If we are able to establish manufacturing operations in California and in Southeast Asia, we will be required to comply with applicable environmental laws and regulations. We cannot estimate the ongoing costs of such compliance. As we establish manufacturing facilities, we expect that the cost of such compliance will be included in our capital budget for any facilities we establish.

ITEM 1A. Risk Factors

Investing in our securities involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information contained in this Annual Report, before deciding to invest in our securities. If any of the following risks materialize, our business, financial condition, results of operation and prospects will likely be materially and adversely affected. In that event, the market price of our common stock could decline, and you could lose all or part of your investment.

An investment in our common stock involves a high degree of risks. You should carefully consider all of the information in this annual report, including the risks and uncertainties described below, before making an investment in our common stock. Any of the following risks could have a material adverse effect on our business, financial condition and results of operations. In any such case, the market price of our common stock could decline, and you may lose all or part of your investment.

Risks Related to Our Business and Industry

We sustained losses of approximately $2.0 million for the year ended June 30, 2022 and $6.1 million for the year ended June 30, 2023, and we cannot assure you that we can or will operate profitably in the future.

We sustained a loss of approximately $2.0 million, or $0.04 per share (basic and diluted) in the year ended June 30, 2022 and a loss of approximately $6.1 million, or $0.12 per share (basic and diluted) for the year ended June 30, 2023. The losses resulted primarily because of increased operating expenses for both periods. We cannot assure you that we will be able to operate profitably in the future.

Existing laws, regulations and policies and the issuance of new or more stringent laws, regulations, policies and any other restrictions or limitations in relation to the tobacco vaping industry have and can materially and adversely affect our business operations.

As vaping products have become more and more popular in recent years, government authorities worldwide have imposed laws, regulations and policies to regulate nicotine vaping products and the vaping industry and may impose more stringent controls either with changes in existing laws or regulations, with new laws or regulations, or with new interpretations of existing laws or regulations. Some governments have prohibited the usage of vaping products in certain areas, imposed specific taxes on vaping products or imposed restrictions, in certain areas such as product advertising, flavorings or nicotine concentration. Governments, primarily state and municipal, have imposed restrictions or prohibitions on smoking in public and on public transportation, such as on trains, airplanes and buses. Such prohibitions have been or may in the future be extended to e-cigarettes, including vaping products, and such restrictions may be imposed by local, regional or national governments. As a result of government laws and regulations affecting tobacco products, we ceased selling nicotine vaping products in the United States.

We cannot assure you that government authorities will not impose further restrictions on vaping nicotine products in the future, including but not limited to requirements to obtain and maintain licenses, approvals or permits for relevant business operation. Such restrictions, if any, may adversely affect supplies of raw materials, production and sales activities, taxation or other aspects of our business operation. We may not be able to comply with any or all changes in existing laws and regulations or any new laws and regulations and may incur significant compliance costs. All of the above may affect our production or market demand for vaping products and thus adversely affect our business, financial condition and results of operations. To the extent that we grow in scale and significance, we expect to face increased scrutiny, which may result in increased investment in compliance and related capabilities.

The WHO and the United States Centers for Disease Control and Prevention (“CDC”) have been clear in their view of the harmful effects of nicotine. Although they recognize that e-cigarettes may expose users to fewer harmful chemicals than burned cigarettes, which are considered very dangerous, and that any tobacco product, including e-cigarettes, is unsafe particularly for young people and pregnant women.

Countries have taken different steps to address the dangers of nicotine and to consider the difference between e-cigarettes and burned cigarettes. However, instances of death or serious illness resulting or perceived to result from the use of e-cigarettes as well as significant reported use by certain populations, including adolescents as well as nicotine-naïve individuals, may spur governments at all levels to increase restrictions on vaping products. We cannot assure you that the actions taken by municipal, state or provincial and national governments will not materially and adversely affect the market for vaping products generally and our business in particular.

Cannabis vapor products are subject to regulations and restrictions in the United States and are prohibited in many other countries.

Cannabis products are subject to federal and state regulation in the United States, and Western Europe generally prohibits the sale and use cannabis products, although some countries permit the use of approved cannabis products for medical purposes. Although an increasing number of states in the United States permit adult use of recreational marijuana, states have restrictions as to where the products can be sold and many of the states that permit recreational use of marijuana require that sales be made only at licensed stores. The U.S. federal government still prohibits non-hemp cannabis products (unless approved by the FDA) but has generally not enforced against entities and individuals operating in compliance with state laws permitting such products. Likewise, under certain circumstances, devices intended for use in consuming federally prohibited cannabis products may also technically qualify as prohibited drug paraphernalia under federal law and the laws of certain states that continue to broadly restrict production and sale of non-hemp cannabis. However, the Federal Controlled Substances Act includes an exemption for “any person authorized by local, State, or Federal law to manufacture, possess, or distribute such items.”

No country in Western Europe has yet legalized recreational cannabis, but the region has some of the most developed cannabis cultures in the world, such as in the Netherlands and Spain. However, great differences persist among consumers, with older generations typically being more reluctant to allow cannabis use. Clear generational and social gaps still exist that make legalization and development of the market a slow process, although the potential legalization of adult-use cannabis in Germany is likely to accelerate the cannabis debate within the EU and promote the development of the industry at a regional level. Our ability to expand our marketing of cannabis products in the European market is dependent upon whether recreational cannabis will become legal in Western Europe, and we cannot give any assurance that we will be able to sell products in Western Europe. These restrictions on the sale and use of cannabis could impair our ability to market and sell our products.

The U.S. Department of Health and Human Services (“HHS”) recently made a recommendation to the US Drug Enforcement Agency (“DEA”) to reschedule cannabis as a Schedule 3 drug. If the DEA accepts HHS’s recommendation and reschedules cannabis, there may be new regulatory compliance obligations placed upon cannabis operators in the U.S.. Under the FD&C Act, Schedule 3 drugs must be dispensed with a prescription and the safety and efficacy of such products would be governed by FDA regulation under the FD&C Act. It is unclear how this would impact state-legal cannabis programs (both medical and adult use), if at all. If there are significant new regulatory barriers for the U.S. adult use cannabis industry, such increased regulation may negatively impact the sale of our cannabis vaporizer products in the U.S. marketplace.

While we believe that our business and sales do not violate the Federal Paraphernalia Law, legal proceedings alleging violations of such law or changes in such law or interpretations thereof could adversely affect our business, financial condition or results of operations.

Under U.S. Code Title 21 Section 863 (the “Federal Paraphernalia Law”), the term “drug paraphernalia” means “any equipment, product or material of any kind which is primarily intended or designed for use in manufacturing, compounding, converting, concealing, producing, processing, preparing, injecting, ingesting, inhaling, or otherwise introducing into the human body a controlled substance.” That law exempts “(1) any person authorized by local, State, or Federal law to manufacture, possess, or distribute such items” and “(2) any item that, in the normal lawful course of business, is imported, exported, transported, or sold through the mail or by any other means, and traditionally intended for use with tobacco products, including any pipe, paper, or accessory.” Any non-exempt drug paraphernalia offered or sold by any person in violation of the Federal Paraphernalia Law can be subject to seizure and forfeiture upon the conviction of such person for such violation, and a convicted person can be subject to fines under the Federal Paraphernalia Law and even imprisonment.

Several states with legal cannabis programs, including California, have enacted legislation invoking this exemption to shield state-legal businesses from federal enforcement on paraphernalia grounds. In addition, a recent court decision from the U.S. Court of International Trade applied this exemption in prohibiting U.S. Customs and Border Protection from refusing import entry of cannabis paraphernalia components that the importer could legally possess in the state of importation.

We believe our sales do not violate the Federal Paraphernalia Law. We restrict the sale of products to comply with the Federal Paraphernalia Law’s exemption for sales authorized by state law. In particular, we (a) do not sell any vaping equipment or hardware into the 11 states that have maintained complete or near complete cannabis prohibition (i.e., Georgia, Idaho, Indiana, Kansas, Kentucky, Nebraska, North Carolina, South Carolina, Tennessee, Wisconsin, and Wyoming), and have the distributors we work with covenant that they will not sell our products into these states, and (b) in any states with laws that allow the sale of vaping equipment or hardware, but require such products to be sold to licensed cannabis businesses (such as dispensaries), we limit sales accordingly.

While we believe that our business and sales are legally compliant with the Federal Paraphernalia Law in all material respects, any legal action commenced against us under such law could result in substantial costs and could have an adverse impact on our business, financial condition or results of operations. In addition, changes in cannabis laws or interpretations of such laws are difficult to predict and are subject to change, which could significantly affect our business.

Because Tuanfang Liu, our co-chief executive officer, who is also director, and his wife, Jiangyan Zhu, who is also a director, beneficially own 65.2% of our common stock and Mr. Liu owns 95% of the equity of our sole supplier, Mr. Liu has a conflict of interest.

Because our co-chief executive officer, Tuanfang Liu, and his wife own 65.2%, of our common stock, they have the power to elect all of our directors and to approve any matter which is subject to stockholder approval. Mr. Liu also own 95% of the equity in Shenzhen Yi Jia, which is currently our sole supplier. Mr. Liu is chairman of Shenzhen Yi Jia and his wife, Jiangyan Zhu, is its vice president of finance. The price and other terms at which Shenzhen Yi Jia sells product to us have been largely determined by Mr. Liu. In addition, as our co-chief executive officer, Mr. Liu has significant authority in the implementation of our business plan, including the expected commencement of our manufacturing operations in California and the proposed search for a location for additional manufacturing operations in Southeast Asia. He has also historically been responsible for our product development and our present products have been the result of his research and development efforts. Mr. Liu’s interests may be different from our interests. Because of Mr. Liu’s conflict of interest, there is a risk that any actions he may take may have an adverse effect upon the success and development of our business and the price of our common stock.

As a result of the voting power of Mr. Liu and his wife, Ms. Zhu, investors will have little, if any, power to influence our business or to approve any action submitted to stockholders for their approval. The fact that they have a controlling interest in us may, by itself, serve as a deterrent to any person seeking to obtain control of us or to enter into any business relationship which might be beneficial to the minority stockholders.

Although our supply agreements with Shenzhen Yi Jia require Shenzhen Yi Jia to sell products to us at the most favorable market price that it sells similar products to third parties, because our products are designed for us and based on technology that was either developed by Mr. Liu prior to the date of the agreement or is developed by us, we cannot determine whether another supplier would be able to provide the products at the same or a better price. However, all pricing will be designed to enable us to sell the products at a price which enables us to generate a gross margin that we consider acceptable, and Mr. Liu will have significant input as to what is an acceptable gross margin. Our supply agreements also require Shenzhen Yi Jia to provide us with quality products and services in a timely manner, to provide to our customers the same warranty that we provide to our customer and to give first priority to the manufacture of our products over any other manufacturing obligations. However, as our co-chief executive officer, Mr. Liu has the ability to determine whether to pursuant any legal action to enforce our supply agreements. Thus, we will be relying on Mr. Liu taking actions that are in our best interests, and we run the risk that he may not do so.

The recent implementation of regulations relating to e-cigarettes has resulted in our decision not to market nicotine products in the United States.

The FDA has authority to regulate e-liquids, e-cigarettes, and other vaping products that contain (or are used to consume e-liquid containing) tobacco-derived ingredients and nicotine from any source as “tobacco products” under the federal Food, Drug and Cosmetic Act (the “Food, Drug and Cosmetic Act”), as amended by Family Smoking Prevention and Tobacco Control Act of 2009 (the “Tobacco Control Act”) and subsequent legislation. Through the issuance of the “Deeming Regulation” that became effective on August 8, 2016, the FDA began regulating e-liquids, e-cigarettes, and other vaping products that qualify as “tobacco products” under the Food, Drug and Cosmetic Act’s requirements added by the Tobacco Control Act. The Food, Drug and Cosmetic Act requires that any Deemed Tobacco Product that was not commercially marketed as of the “grandfather” date of February 15, 2007, obtain premarket authorization before it can be marketed in the United States. The compliance policy generally allowed companies to market Deemed Tobacco Products that qualify as “new tobacco products” but that were on the U.S. market on August 8, 2016, until September 9, 2020, and the continued marketing of such products without otherwise-required authorization for up to one year during the FDA’s review of a pending marketing application submitted by September 9, 2020. The compliance policy did not apply to otherwise-eligible products (i) for which the manufacturer has failed to take (or is failing to take) adequate measures to prevent minors’ access and (ii) that are targeted to minors or with marketing that is likely to promote use by minors. In the absence of this policy, we would have had to obtain prior authorization from the FDA to market any of our products after August 8, 2016. Accordingly, through September 9, 2020, Aspire North America marketed tobacco vaping products in the United States pursuant to the FDA’s compliance policy based on evidence that they were on the U.S. market on August 8, 2016, and had not been physically modified since.

FDA authorization to introduce a “new tobacco product” (or to continue marketing a “new tobacco product” covered by the current compliance policy for Deemed Tobacco Products that were on the U.S. market on August 8, 2016) could be obtained via any of the following three authorization pathways: (1) submission of a premarket tobacco product application (“PMTA”) and receipt of a marketing authorization order; (2) submission of a substantial equivalence report and receipt of a substantial equivalence order; or (3) submission of a request for an exemption from substantial equivalence requirements and receipt of a substantial equivalence exemption determination.

Since there were few, if any, e-liquid, e-cigarette, or other vaping products on the market as of February 15, 2007, there is no way to utilize the less onerous substantial equivalence or substantial equivalence exemption pathways that traditional tobacco companies can utilize for cigarettes, smokeless tobacco, and other traditional tobacco products. In order to obtain marketing authorizations, manufacturers of practically all e-liquid, e-cigarette, or other vaping products would have to use the PMTA pathway, which could potentially cost $1.0 million or more per application. Furthermore, the Deeming Regulation created a significant barrier to entry for any new e-liquid, e-cigarette, or other vaping product seeking to enter the market after August 8, 2016, since any such product would require an FDA marketing authorization through one of the aforementioned pathways.

We filed a PMTA for the Nautilus Prime open system vaping products on September 9, 2020, and the FDA has not to date taken final action on our PMTA. For this reason, and based on public FDA statements, it appears that the FDA would not prioritize enforcement of the premarket review requirements against any covered Nautilus Prime products during the continued pendency of the PMTA’s review, despite the fact that the one-year compliance period closed on September 9, 2021. The PMTA application process is very expensive, and we did not submit a PMTA for any other product. The Nautilus Prime System is an enhancement of an earlier developed Nautilus line, for which we did not submit a PMTA. Our tobacco vaping sales in the United States were $0.9 million for the year ended June 30, 2022 and approximately $0.9 million for the year ended June 30, 2023, largely as a result of our inability to sell products that we sold in prior years. We cannot assure you that our pending PMTA (or any other PMTA filed in the future) will ultimately result in the FDA’s timely issuance of marketing orders for the Nautilus Prime product line (or other products). See “Regulations.” We have stopped marketing tobacco vapor products in the United States because our sales volume in the United States did not justify the marketing and regulatory compliance costs.

Further, although we are not marketing tobacco vapor products in the United States market, and we can contractually prohibit our distributors from selling our tobacco vaping products in the United States market, in the event that those products are sold in the United States market, we cannot assure you that we will not be subject to regulatory or enforcement action as a result of such products’ being sold in the United States. We may also face regulatory or enforcement action from the FDA for certain of our products that remained distributed in the United States between September 9, 2020, and April 30, 2021, and for which we did not file a PMTA by the September 9, 2020, deadline. While we have taken steps intended to ensure that no such distribution occurs, we cannot assure you that, should the FDA prioritize these violations for regulatory action, the FDA will follow its standard of approach of issuing a public warning letter and seeking voluntary corrective action rather than initiating an enforcement action under its various Food, Drug, and Cosmetic Act authorities. Such a result could materially and adversely affect our business, financial condition, and results of operations.

On March 17, 2021, the FDA issued letters to four companies operating in the e-cigarette industry, including Aspire North America, requesting documents related to their social media marketing practices. Specifically, the FDA requested the documents “to further understand the relationship between rising youth exposure to online e-cigarette marketing and youth e-cigarette use,” and the FDA asserted in each letter that each recipient had “active brand pages on multiple popular social media platforms, a large number of followers, and did not use age restriction tools to prevent youth exposure.” Under its Food, Drug, and Cosmetic Act authority requiring industry members to produce certain documents upon request, the FDA requested that we respond within 60 days but granted us a 30-day extension. On June 15, 2021, Aspire North America provided the required information to the FDA. To date, the FDA has not substantively responded or taken any further action in the matter. However, we cannot assure you that the FDA will consider the response adequate and will not initiate regulatory or enforcement action based on an alleged failure to comply with the request or that the FDA will not initiate regulatory or enforcement action on other grounds based on the contents of the documents produced in the response. Either result could materially and adversely affect our business, financial condition, and results of operations.

In the event that similar legislation or regulations are adopted with respect to cannabis products, our business is likely to be materially impaired since all of our sales of cannabis products were in the United States.

Recently enacted legislation and regulations in the United States may make it more difficult to sell nicotine and cannabis vaping products in the United States.

Provisions of the 2021 Appropriations Act subjected e-cigarettes and other vaping devices (including, based on recent regulations, cannabis and hemp vaporization products that aerosolize liquids), as well as e-liquids products, to the provisions of the Prevent All Cigarette Trafficking Act of 2009 (the “PACT Act”), which imposes stringent rules on interstate shippers and, in particular, online sellers. Under the PACT Act, interstate shippers must register with the U.S. Attorney General and the tobacco tax administrator of each jurisdiction into which they ship products as well as submit monthly reports to such tobacco tax administrators. In addition, online retailers making delivery sales to consumers must also (i) verify the age of customers using a commercially available database, (ii) use private shipping services that collect an adult signature and verify the recipient’s age using government-issued identification at the point of delivery, (iii) if shipping to jurisdictions that tax vaping products, collect and remit all applicable local and state taxes and comply with all applicable licensing requirements of the recipient’s jurisdiction, (iv) comply with shipping-package quantity restrictions and labeling requirements, and (v) maintain records for five years of any delivery interrupted because the carrier or delivery service determines or has reason to believe that the person ordering the delivery is in violation of the PACT Act. Shippers and delivery sellers who do not comply with the PACT Act are subject to civil and criminal penalties. Accordingly, compliance with the requirements of the PACT Act may significantly increase the costs of our and our customers’ online businesses, increasing the prices of our products sold online and making them less attractive to consumers as compared to products sold at local retailers. In addition, failure to comply with the PACT Act could expose us to significant penalties that could materially adversely affect our business and our financial condition and results of operations. Further, as a result of the issuance of final regulations implementing the PACT Act amendments by the United States Postal Service (the “USPS”), the USPS generally prohibits the mailing of such products, subject to potential exceptions already applicable to combusted cigarettes and smokeless tobacco (e.g., for shipments between legally operating businesses). The USPS issued these final regulations on October 21, 2021, and the regulations took effect immediately. Further, the most commonly used carriers, Federal Express and United Parcel Service, have recently announced that they would cease all deliveries of vapor products.  These restrictions on use of the USPS to ship our products and the decisions by private carriers not to deliver vapor products in the United States could materially impair our ability to sell products in the United States which would adversely affect our business, financial condition and results of operations. Further, since most of our revenue from cannabis vapor product sales is from sales to other cannabis vaping brands, if our customers are not able to deliver product in the United States, which is the largest market for cannabis vaping products, our ability to generate revenue from cannabis products would be materially impaired. We use a combination of advanced accounting software and PACT Act compliant carriers to remain compliant with the tax and delivery restrictions of the PACT Act. To the extent that the carriers that we currently use change their policies and refuse to ship or are prohibited from shipping vaping products and we are not able to find other carriers that are PACT Act compliant, our business and prospects will be materially impaired, and we may not be able to continue in the cannabis vaping business.

We are exposed to risks relating to our relationship with a related party, and we may not be able to successfully establish and operate manufacturing operations.

All of our products are presently manufactured by Shenzhen Yi Jia, a related party. Due to the reliance on our business relationship with Shenzhen Yi Jia, any interruption of its operations, any failure of Shenzhen Yi Jia to accommodate our growing business demands, any termination or suspension of our cooperation terms, or any deterioration of cooperative relationships with Shenzhen Yi Jia may materially and adversely affect our operation. Failure by Shenzhen Yi Jia to provide us satisfactory products and/or services in a timely manner is likely to have a have material adverse effect on our business, financial condition and results of operations. There is a risk in relying on any third-party supplier in that we are dependent on the supplier’s ability to product a product which meets our quality standards and delivery requirements as well as being dependent upon the supplier’s priorities. These risks are present when the supplier is controlled by Tuanfang Liu, our co-chief executive officer. We do not presently have any plans to engage another supplier since Shenzhen Yi Jia is familiar with our products, and we are devoting our efforts to establishing our own production facilities with no assurance that we can successfully establish manufacturing facilities.

In 2021, Shenzhen Yi Jia suffered a chip shortage resulting in a slowdown in delivery of its products to us from April to August 2021. Since September 2021, Shenzhen Yi Jia has obtained a supply of chips to meet its production need and Shenzhen Yi Jia has advised us that a chip shortage no longer affect its production. However, we cannot assure you that we will not suffer from a chip shortage affecting Shenzhen Yi Jia or any other supplier. The delay in shipment and chip shortage had a negative impact on the results of our operation. In the year ended June 30, 2022, we suffered a loss of potential sales orders of approximately $2 million, around 2.3% of our total sales, which caused a decline of $0.3 million in our gross profit, resulting from delay in supply chain. Although we are not presently experiencing delays in our orders for Shenzhen Yi Jia, we cannot assure you that we will not suffer delays or shortages in the future. We cannot assure you that we will not suffer from a chip shortage affecting Shenzhen Yi Jia or any other supplier.

If it is determined or perceived that the usage of nicotine or cannabis vaping products poses long-term health risks, the use of vaping products may decline significantly, which is likely to materially and adversely affect our business, financial condition and results of operations.

Since vaping products were only introduced to the market in the last two decades and are rapidly evolving, studies relating to the long-term health effects of nicotine and cannabis vaping product usage are still ongoing. Currently, there remain uncertainties regarding whether vaping products are sufficiently safe for their intended use, and health risks associated with the usage of vaping products have been under scrutiny. According to the WHO, there is no conclusive evidence that the use of nicotine vaping products facilitates smoking cessation. The WHO recommended governments to strengthen relevant laws and regulations on the sale of vaping products, including to, among others, prohibit marketing strategies targeting the underage and the non-smoking population.

Negative publicity on the health consequences of vaping products or other similar devices may also adversely affect the usage of vaping products. For example, the FDA and the CDC issued a joint statement on August 30, 2019, linking a number of cases of respiratory illnesses to nicotine vaping product use. On November 8, 2019, the CDC announced that it had preliminarily linked cases of severe respiratory illness to the presence of Vitamin E acetate, which was found in certain cannabis-derived tetrahydrocannabinol-containing vaping cartridges not intended for use with nicotine-containing e-liquids that may have been obtained illegally. However, evidence is not sufficient to rule out the contribution of other chemicals of concern, including chemicals in either cannabis or non-cannabis products. In January 2020, after further research, the FDA and CDC recommended against the use of cannabis-containing vaping products, especially those from unofficial sources, and that the underage, pregnant women and adults who do not currently use tobacco products should not start using vaping products. On February 25, 2020, the CDC issued a final update, stating that the number of cases of severe respiratory illnesses had declined to single digits as of February 9, 2020. The CDC also reconfirmed that (i) Vitamin E acetate, which was found in some cannabis-derived vaping cartridges that were mostly obtained illegally, was strongly linked to and indicated to be the primary cause of the severe respiratory illnesses, and (ii) cannabis-derived vaping products from illicit sources were linked to most cases of severe respiratory illnesses. Furthermore, there have been recent claims that users of vaping products may suffer a greater risk of more serious COVID-19 complications. However, it remained unclear whether the exposure to toxic chemicals through vaping product usage will increase the risk of COVID-19.

Research regarding the actual causes of these illnesses is still ongoing. If vaping product usage is determined or perceived to pose long-term health risks or to be linked to illnesses, the usage of vaping products may significantly decline, which would have a material adverse effect on our business, financial condition and results of operations.

Any perceived correlation between cannabis and Vitamin E acetate may adversely affect the public’s perception of vaping products in general, regardless of whether such products contain cannabis and/or Vitamin E acetate and may impact sales of our cannabis vapor product.

Because cannabis oil, unlike nicotine oil, is not of a uniform quality, products we design may not perform as intended, which could result in a loss of business.

We do not include cannabis oil in our products. The cannabis oil is provided by our customer before selling the product or a cartridge with oil is inserted in the product by the customer or the end user. Unlike nicotine oil, cannabis oil is not of a uniform quality or viscosity. If the end user uses cannabis oil that is too viscous for or product and does not have the desired experience from the product, our client may reject an order, cancel an order or seek a refund of the payment made to us and/or discontinue purchasing our products. These refunds and the cost of cancellation of orders are reflected as sales return, the amount for both the years ended June 30, 2022 and 2023 was not material. We cannot assure you that we will not incur significant warranty expenses and lose business as a result cannabis oil not providing the end user’s desired experience or that we will not lose significant business as a result of this problem.

The vaping market may develop more slowly or differently than we expect.

The tobacco vaping market worldwide has experienced rapid growth through 2019 and the cannabis market is developing, with the United States accounting for the overwhelming majority of sales. The growth rate for tobacco vapor products decreased in 2021 and 2022, in part, we believe, because of the steps taken by governments worldwide to address the COVID-19 pandemic, which negatively affected our revenue and industry sales in general. The growth of cannabis vaping products is largely confined to those states in the United States where recreational cannabis is legal. The growth rate may decrease or decline due to uncertainties with respect to the acceptance of vaping technologies and products, health studies relating to vaping product use, general economic conditions, disposable income growth, and pace of development of technologies and other factors. There can be no assurance that the penetration of vaping products among adult smokers will further deepen, or that the tobacco and cannabis vaping market will grow at a pace that we expect. Additionally, vapor market development is subject to the uncertainty of overall regulatory landscape for such products, which may have a material impact on the market development of vaping products, particularly in Western Europe. There can be no assurance that the regulatory regime will be favorable to nicotine or cannabis vaping products in general and us. It is also uncertain whether our products and services will achieve and sustain high levels of market acceptance and meet users’ expectations. Our ability to increase the sales of our vaping products depends on several factors, some of which may be beyond our control, including users’ receptiveness towards and adoption of vaping technologies and products, market awareness of our brand, the market acceptance of our products and services, the “word-of-mouth” effects of our products and services, our ability to attract, retain and effectively train customer representatives, our ability to develop effective relationships with distributors and expand our distribution networks and the cost, performance and functionality of our products and services and meeting consumer trends. The market for nicotine products has recently seen a change in consumer preference as closed systems are overtaking open systems in market share. If we are not successful in implementing our business strategies, developing our vaping products, anticipating consumer trends or reaching adult smokers, or if these users do not accept our vaping products, the market for our products may not develop or may develop more slowly than we expect, any of which could materially and adversely affect our profitability and growth prospects.

We are exposed to product liability and user complaints arising from the products we sell, which could have a material adverse impact on us.

Currently, we primarily sell our tobacco products to our distributors, who then supply our products to wholesale companies that in turn sell to retail outlets, and we sell our cannabis products primarily to other cannabis brands on an ODM basis, and the customers sell the products through their own distribution networks. The retail market is dominated by stores, primarily grocery stores, convenience stores and tobacco stores. Even though we generally do not sell our products directly to users, we may nevertheless be liable for defects in our products pursuant to general laws on product liability. We are exposed to potential product liability claims from users of our products in the event that the use of our products results in any personal injury, property damage or health and safety issues.

There is no assurance that we can succeed in defending ourselves, and we may be required to pay significant amounts of damages for product liability claims and, to the extent that we are able to obtain product liability coverage, product liability insurance may not provide sufficient coverage against claims of injury based on the fact that they are inhaling a nicotine product. Further, product liability claims against us, whether or not successful, are costly and time-consuming to defend. These claims, whether against us or another manufacturer, may result in negative publicity that could severely damage our reputation and affect the marketability of our products, and could result in substantial costs and diversion of our resources and management’s attention. Any of the above could in turn materially and adversely affect our business, financial condition and results of operations. Although we may seek indemnification or contribution from our suppliers in certain circumstances, we cannot assure you that we will be able to receive indemnification or contribution in full, or at all.

We maintain limited product liability insurance for claims of personal injury and property damage caused by our products. Our insurance coverage may not be adequate to cover claims which may be made against us. Our insurance does not provide coverage for all liabilities (including liability for certain events involving pollution or other environmental claims). In addition, there can be no assurance that we will be able to maintain our product liability insurance on acceptable terms. If we cannot maintain our product liability insurance on reasonable terms or our insurance does not sufficiently compensate us for the losses we sustain in the event of a legal proceeding, our business, financial condition and results of operations would be adversely affected.

At present, our products are manufactured by Shenzhen Yi Jia, a Chinese company of which Tuanfang Liu, our co-chief executive officer is a 95% owner. In the event of any claim of product liability resulting from a product manufactured by Shenzhen Yi Jia, any legal action would most likely be brought against us since the plaintiff may not be willing or able to commence an action against Shenzhen Yi Jia in China. Our co-chief executive officer has a conflict of interest in determining the extent to which Shenzhen Yi Jia would accept responsibility for any product liability claim relating to a product manufactured by Shenzhen Yi Jia or for making changes in the manufacturing process to address the substance of any claim, whether or not such claim is valid. To the extent that that we have product liability insurance, the insurer may seek to recover any amount paid from Shenzhen Yi Jia for products manufactured by Shenzhen Yi Jia.

Further, although we may have legal recourse against Shenzhen Yi Jia pursuant to applicable laws, attempts to enforce our rights against Shenzhen Yi Jia may be expensive, time-consuming and may not be successful, particularly since Shenzhen Yi Jia is located in China, and we may not be able prevail in a Chinese court.

The interests of the stockholders of Shenzhen Yi Jia in their capacities as such stockholders may differ from our interests. What is in the best interests of Shenzhen Yi Jia may not be in our best interests, including with respect to matters such as the warranty period and allocation of expenses with respect to the warranted repair or replacement. There can be no assurance that when conflicts of interest arise, the stockholders of Shenzhen Yi Jia, principally, our chairman as 95% owner, will act in our best interests of or that any conflicts of interest will be resolved in our favor. In addition, these related parties may breach or refuse to renew the existing cooperation arrangements with us.

Since our products involve inhaling nicotine or cannabis, we may be subject to claims based on the known effects of nicotine or cannabis. Because e-vaping is a relatively recent method of ingesting nicotine and cannabis and is thought by some that, for adults, it may be less toxic than cigars and cigarettes or marijuana cigarettes, it is possible that long-term effects of inhaling nicotine or cannabis may not become generally known for many years and may prove to be not significantly less toxic than cigars, cigarettes and marijuana cigarettes, and we cannot assure you that manufacturers and distributors of vaping products may not face liability resulting from the nature of the product – a device for inhaling nicotine or cannabis, which could materially impair our ability to operate profitably if at all.

Furthermore, negative publicity including but not limited to negative online reviews on social media and crowd-sourced review platforms, industry findings or media reports related to the quality, functionality and health concerns of vaping products, whether or not accurate, and whether or not concerning our products, can adversely affect our business, results of operations and reputation. Such negative publicity may reduce users’ confidence in us, our products and our brand, which may adversely affect our business and results of operations.

Our business, financial condition and results of operations may be adversely impacted by product defects or other quality issues.

Our products may contain defects that are not detected until after they are shipped or inspected by our users. The failure of our supplier or, when we commence manufacturing operations, our operations to maintain the consistency and quality throughout our production process could result in substandard quality or performance of our products, and product defects could cause significant damage to our market reputation and reduce our sales and market share. For example, the products we distribute may contain lithium-ion or similar types of batteries. Defects in these products could result in personal injury, property damage, pollution, release of hazardous substances or damage to equipment and facilities. As we primarily rely on one supplier, Shenzhen Yi Jia, which is a related party, to supply our products, if this supplier does not produce products that meet the industrial and our standards, we may fail to maintain our quality control over our products. Actual or alleged defects in the products we distribute may give rise to claims against us for losses and expose us to claims for damages. If we deliver any defective products, or if there is a perception that our products are of substandard quality, we may incur substantial costs associated with mass product recalls, product returns and replacements and significant warranty claims, our credibility and market reputation could be harmed and our results of operations and market share may be adversely affected.

Further, defective products may result in compliance issues that could subject us to administrative proceedings and unfavorable results such as product recall and other actions. Such proceedings and unfavorable results could have a material adverse effect on our brand, reputation and results of operations.

Our business and the industry in which we operate are subject to inherent risks and uncertainties, including, among others, developments in regulatory landscape, medical discovery and market acceptance of vaping devices.

Our business and the industry in which we operate are subject to inherent risks and uncertainties, including, among others, developments in regulatory landscape, medical discovery and market acceptance of vaping devices. Our business and the vaping industry are subject to inherent risks, challenges and uncertainties, including but not limited to the following:

●	the regulatory landscape in the jurisdictions to which we market our products are constantly evolving, and there may be further restrictions, bans or requirements with respect to e-cigarettes and vaping devices that may increase our cost of compliance or prevent us from marketing our products to certain jurisdictions;

●	we may face unforeseen capital requirements caused by the changing industry requirements or consumer tastes and demands; demands for our vaping devices may decline significantly due to the decrease in market acceptance for our products or vaping devices generally;

●	we may not be able to establish business relationships with customers or compete with other more established competitors as, for an evolving industry, customers generally prefer to choose more established suppliers, including Juul Labs, Inc. the largest producer of nicotine vapor products, rather than us.

●	we may not be able to adjust our procurement and/or production in time to meet the changes in market demands; and

●	future changes in our industry may not be consistent with our prediction. Therefore, our industrial prospects, research and development focus and business plans may not be effective in helping sustain our competitive position in the vaping industry.

If we fail to cope with the challenges and compete with other industry players in such uncertain and evolving vaping industry, our future prospects, business, financial conditions and results of operations may be materially and adversely affected.

We may not be able to develop and introduce new products or upgrade existing products in a timely and cost-effective manner, which may adversely affect our business, results of operations and prospects.

To optimize adult smokers’ experience, we must introduce new products and upgrade our existing products to meet our users’ evolving preferences and to incorporate the latest technological developments. It is difficult to predict the preferences of users or a specific segment of users. Changes and upgrades to our existing products may not be well received by our users, and newly introduced products may not achieve expected results. Going forward, we may introduce new products with different features. Such efforts may require substantial investments of additional human capital and financial resources. However, if we are not able to develop or obtain rights to the latest technological developments, we may not be able to market a product that meets the adult consumer’s changing taste. If we fail to improve our existing products or introduce new products that meet consumer taste ones in a timely or cost-effective manner, our ability to attract and retain users may be impaired, and our results of operations and prospects may be adversely affected.

Although we endeavor to understand user preferences through surveys, sampling and other forms of interactions from time to time, we cannot assure you that we can anticipate, identify, develop or market products that respond to changes in users’ preferences and expectations. For example, our surveys may not yield accurate or useful insights on user behaviors, and feedbacks on our products may be different after such products are commercially available to a wider public. There can be no assurance that any of our new products will achieve market acceptance or generate sufficient revenues to offset the costs and expenses incurred in relation to our development and promotion efforts. There can be no assurance that each of our new products will achieve market acceptance and be successful.

Outbreaks of communicable diseases, natural disasters or other events, such as the COVID-19 pandemic, have materially and adversely affected, and in the future, may materially and adversely affect our business, results of operations and financial condition.

Our business could be adversely affected by the effects of communicable diseases, pandemics and epidemics, such a COVID-19. On January 30, 2020, the World Health Organization (“WHO”) declared the outbreak a public health event of international concern, and on March 11, 2020, the WHO declared the COVID-19 outbreak a pandemic. The World Health Organization ended the global emergency status for COVID-19 on May 5, 2023, and the United States Department of Health and Human Services declared that the public health emergency from COVID-19 expired at the end of the day on May 11, 2023. Despite these declarations, the lasting impacts of COVID-19 on the United States and broader global economy, including, in particular, China, including supply chain disruption, may have a significant continuing negative effect on the Company and may continue to materially impact the Company.

The extent to which COVID-19 impacts our operations on an ongoing basis is highly uncertain. Since our products are presently manufactured in China by a related party, any changes in the outbreak in China and any changes in the Chinese government’s policy may affect our supplier’s operations which could affect its ability to manufacture and deliver product in a timely manner.

We are also vulnerable to natural disasters and other calamities that may affect our supplier and may affect us when we establish our own manufacturing facilities.

Misuse or abuse of our products may lead to potential adverse health effects, subjecting us to complaints, product liability claims and negative publicity.

We are unable to control how our users choose to use our products. For example, we cannot prevent the users from misusing or abusing our products or prevent minors from obtaining access to our products. Our users may also use our products to inhale chemicals obtained from informal sources and in other potentially hazardous applications that can result in personal injury, product liability and environmental claims.

Misuse or abuse of our products, including use of our products in combination with other products and components from third parties, may significantly and adversely affect the health of our users, subjecting us to user complaints and product liability litigation, even though such products were not used in the manner recommended by us. Applicable law may render us liable for damages without regard to negligence or fault. The FDA strongly advises against vaping during pregnancy on the ground that any products containing nicotine are not safe to use during pregnancy since nicotine is a health risk for pregnant women and developing babies and can damage a baby’s brain and lungs. We cannot assure you that we would not be subject to liability resulting from a birth defect in a baby born to a woman who used vaping products during pregnancy, notwithstanding our warnings not to use during pregnancy. Any such liability may not be covered by insurance and may materially impair our ability to operate profitably.

Regardless of whether these complaints or product liability litigation have merit, they may be costly and time-consuming to defend and resolve, bring negative publicity that could damage our reputation and result in higher scrutiny by the government or stricter regulations, all of which could materially and adversely affect our business, financial condition and results of operations.

Our business may be impacted by supply chain issues, which are affecting businesses worldwide.

One of effects of the COVID-19 were delays resulting from supply chain issues, which relate to the difficulty that companies have in having their products manufactured, shipped to the country of destination, and delivered from the port of entry to the customer’s location. To the extent that products are shipped by sea, there are additional risks resulting from ports not being able to unload ships promptly, causing delays in getting into port, including potential damage from seawater and fire, product degradation and the possibility of containers being destroyed, damaged or falling off the ship into the water. The inability to delivery products to the ultimate vendor impaired our ability to generate revenue from our products. As the port delays have significantly decreased, we do not believe that the supply chain issues that affected our operations are currently affecting us. We cannot assure you that such delays will not affect our business in the future.

In 2021, our supplier, Shenzhen Yi Jia, suffered a chip shortage resulting in a slowdown in the delivery of its products to us from April to August 2021. Since September 2021, Shenzhen Yi Jia has been able to meet our requirements and a chip shortage no longer affect its production. However, we cannot assure you that Shenzhen Yi Jia and, if and when we commence manufacturing operations, any other supplier we may engage, will not suffer from a chip shortage in the future.

The delay in shipment and chip shortage had a negative impact on our results of operation. In 2022, there was a loss of potential sales orders of approximately $2 million, around 2.3% of our total sales, which caused a decline of $0.3 million in our gross profit, resulting from delay in supply chain. We believe delays in supply chain may continue in the coming year, which may affect around 3% of our total sales orders. Since our manufacturing operations will initially be assembly, we may continue to face supply chain issues with respect to components and delivery delays with respect to one or a small number of components may affect our ability to assemble our products.

Failure to manage inventory at optimal levels could adversely affect our business, financial condition and results of operations.

We are required to manage a large volume of inventory effectively for our business. We depend on our forecasts for the anticipated demand for our products to make procurement plans and manage our inventory. Our forecast for demand, however, may not accurately reflect the actual market demands, which depends on a number of factors including, without limitation, launches of new products, changes in product life cycles and pricing, product defects, changes in user spending patterns, supplier back orders and other supplier-related issues, distributors’ and retailers’ procurement plans, as well as the volatile economic environment in the markets where we sell our products. We do not have long-term contracts with some of our distributors, which makes the demands for our products from distributors unstable and unpredictable. In addition, when we launch a new product with new components or raw material, it may be difficult to establish relationships, determine appropriate raw material and product selection, and accurately forecast market demand for such product. We cannot assure you that we will be able to maintain proper inventory levels for our business at all times, and any such failure may have a material and adverse effect on our business, financial condition and results of operations.

Inventory levels in excess of distributor demand with respect to tobacco products and customer demand with respect to cannabis products may result in inventory write-downs, expiration of products or an increase in inventory holding costs and a potential negative effect on our liquidity. As we plan to continue expanding our product offerings, we expect to include more products in our inventory, which will make it more challenging for us to manage our inventory effectively and will put more pressure on our warehousing system. If we fail to manage our inventory effectively, we may be subject to a heightened risk of inventory obsolescence, a decline in inventory values, and significant inventory write-downs or write-offs. In addition, we may be required to lower sale prices in order to reduce inventory level, which may lead to lower gross margins. High inventory levels may also require us to commit substantial capital resources, preventing us from using that capital for other important purposes. Any of the above may materially and adversely affect our results of operations and financial condition.

Conversely, if we underestimate distributor demand, or if our supplier fails to provide products to us in a timely manner, we may experience inventory shortages, which may, in turn, require us to purchase our products at higher costs, result in unfulfilled user orders, leading to a negative impact on our financial condition and our relationships with distributors.

Additionally, the distributors largely determine the inventory levels of the retail outlets they operate or to whom they sell, based on their estimation, and such inventory levels might not correspond to actual market demands and could lead to under-stocking or over-stocking in the retail outlets. We cannot assure you that there will not be under-stocking or over-stocking in these stores which would materially impact the results of our operations and our working capital.

Under-stocking can lead to missed sales opportunities, while over-stocking could result in inventory depreciation and decreased shelf space for stocks that are in higher demands. These results could adversely affect our business, financial condition and results of operations.

One customer accounts for a significant portion of our sales.

Although we have more than 150 distributors, our largest distributor, who is a non-exclusive distributor for the United Kingdom and France, accounted for approximately 38.6% and 32.4% of our revenue for the years ended June 30, 2022 and 2023, respectively. On January 1, 2021, we signed a distributorship agreement with this distributor in our standard form, which does not provide any special terms or prices.  No other customer accounted for 10% or more of our revenue during either year or nine-month period. The loss of this distributor could have a material adverse effect upon our business. See “Business – Sales and Distribution.”

Our business may be affected by inflation.

Although inflation has not materially affected our business or the results of our operations through the years ended June 30, 2022 and 2023, in view of the global inflationary trends, we may incur increased costs of manufacture and delivery which we may not be able to pass on to our customers as a result of competitive pressure which would impact the results of our operations.

We face competition from companies in the vaping industry as well as other sources of nicotine and cannabis, and we may fail to compete effectively.

Vaping products for both tobacco and cannabis compete with tobacco and marijuana cigarettes and a wide range of other tobacco and legal and illegal cannabis products. The vaping industry worldwide is intensely competitive. Some of our current and potential competitors have greater financial, marketing, ordering quantities, portfolios of products and intellectual properties and other resources and some, such as JUUL Labs, Inc., which is the major seller of vaping nicotine products, and British American Tobacco Plc, another major producer of vaping nicotine products, are better known and have greater resources than we do. Certain competitors may be able to secure raw materials and products from suppliers and manufacturers on more favorable terms, devote greater resources to marketing and promotional campaigns, adopt more aggressive pricing or inventory policies, and devote substantially more resources to product development and technology. Increased competition may adversely affect our results of operations, market share and brand recognition, or force us to incur losses. There can be no assurance that we will be able to successfully compete against current and future competitors, and competitive pressures may have a material adverse effect on our business, prospects, financial condition and results of operations.

The cannabis vaping market is in the early stages and at present is mainly limited to the United States, although there is a developing market in Canada and a potential market in Europe. Our ability to be successful in this market is dependent upon our ability to develop vaping systems that attracts and retains consumer interest and the regulatory environment in the United States. Our cannabis vaping products compete with other forms of legal and illegal cannabis, marijuana cigarettes, CBD oil and other CBD products, food products and other vaping products. Since most of our revenue from cannabis is derived from sales to other brands rather than sales to distributors and consumers, we compete based on our technology and ability to work with the customers to develop a product that they can successfully market.

Misconduct, including illegal, fraudulent or collusive activities, by our employees, distributors, retailers, suppliers and manufacturers, may harm our brand and reputation and adversely affect our business and results of operations.

Misconduct, including illegal, fraudulent or collusive activities, unauthorized business conduct and behavior, or misuse of corporate authorization by our employees, contractors, distributors, retailers, suppliers and manufacturers and other business relationships could subject us to liability and negative publicity. Our employees, distributors, retailers, suppliers and manufacturers may conduct fraudulent activities or violations of the Foreign Corrupt Practices Act, such as accepting payments from or making payments to other distribution channel participants or other third parties in order to bypass our internal system and to complete shadow transactions and/or transactions outside our official or authorized distribution channels, disclosing users’ information to competitors or other third parties for personal gains, or applying for fake reimbursement. They may conduct activities in violation of unfair competition law, which may expose us to unfair competition allegations and risks. We cannot assure you that such incidents will not occur in the future. It is not always possible to identify and deter such misconduct, and the precautions we take to detect and prevent these activities may not be effective. Such misconduct could damage our brand and reputation, which could adversely affect our business and results of operations.

We may become subject to governmental regulations and other legal obligations related to privacy, information security, and data protection, and any security breaches, and our actual or perceived failure to comply with our legal obligations could harm our brand and business.

Most of our revenue is derived from sales to distributors for our tobacco products and other cannabis brands for our cannabis products, and we do not sell online. As a result, in the normal course of business we do not collect, store and process personal, transactional, statistical and behavioral data, including certain personal and other sensitive data from our users. To the extent that we market to the public and collect personal data, such as credit card information, we would face risks inherent in handling large volumes of data and in securing and protecting such data. In particular, we would face a number of data-related challenges related to our business operations, including: (i) protecting the data in and hosted on our system and cloud servers, including against attacks on our system and cloud servers by external parties or fraudulent behavior by our employees; (ii) addressing concerns related to privacy and sharing, safety, security and other factors; and (iii) complying with applicable laws, rules and regulations relating to the collection, use, disclosure or security of personal information, including any requests from regulatory and government authorities relating to such data.

We may be subject to liability if private information that we receive is not secure or if we violate privacy laws and regulations.

We are or may become subject to a variety of laws and regulations in the United States and abroad regarding privacy, data security, cybersecurity and data protection. These laws and regulations are continuously evolving and developing. The scope and interpretation of the laws that are or may be applicable to us are often uncertain and may be conflicting, particularly with respect to foreign laws. In particular, there are numerous United States federal, state, and local laws and regulations and foreign laws and regulations regarding privacy and the collection, sharing, use, processing, disclosure, and protection of personal information and other user data. Such laws and regulations often vary in scope, may be subject to differing interpretations, and may be inconsistent among different jurisdictions. To the extent that we deal with the public and obtain private information on our computer system including information on our system as a result of internet sales of our products, we would be subject to these laws.

In June 2018, California adopted the California Consumer Privacy Act (“CCPA”), which became effective in 2020. Under the law, any California consumer has a right to demand to see all the information a company has saved on the consumer, as well as a full list of all the third parties that data is shared with. The consumer also has the right to request that we delete the information it has on the consumer. The CCPA broadly defines “protected data.” The CCPA also has specific requirements for companies subject to the law. The CCPA provides for a private right of action for unauthorized access, theft or disclosure of personal information in certain situations, with possible damage awards of $100 to $750 per consumer per incident, or actual damages, whichever is greater. The CCPA also permits class action lawsuits. To the extent that we sell products to consumers through our website or otherwise through the Internet, we may become subject to the CCPA and any other similar consumer protection laws.

The European Union Parliament approved a new data protection regulation, known as the General Data Protection Regulation (“GDPR”), which came into effect in May 2018. The GDPR includes operational requirements for companies that receive or process personal data of residents of the European Economic Area. The GDPR imposes significant penalties for non-compliance. Although we do not conduct any business in the European Economic Area, in the event that residents of the European Economic Area access our website and input protected information, including information provided in ordering products through our website, we may become subject to provisions of the GDPR.

We are also subject to laws restricting disclosure of information relating to our employees. We strive to comply with all applicable laws, policies, legal obligations, and industry codes of conduct relating to privacy, data security, cybersecurity and data protection. However, given that the scope, interpretation, and application of these laws and regulations are often uncertain and may be conflicting, it is possible that these obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. Any failure or perceived failure by us or our third-party service-providers to comply with our privacy or security policies or privacy-related legal obligations, or any compromise of security that results in the unauthorized release or transfer of personally identifiable information or other user data, may result in governmental enforcement actions, litigation, or negative publicity, and could have an adverse effect on our business and operating results. Although we maintain cybersecurity insurance, we cannot assure you that this insurance will cover or satisfy any claim made against us or adequately cover any defense costs we may incur.

Any significant cybersecurity incident or disruption of our information technology systems or those of third-party partners could materially damage user relationships and subject us to significant reputational, financial, legal and operation consequences.

We depend on our information technology systems, as well as those of third parties, to develop new products and services, host and manage our services, store data and process transactions. Any material disruption or slowdown of our systems or those of third parties upon whom we depend could cause outages or delays in our services, particularly in the form of interruption of services delivered by our website, which could harm our brand and adversely affect our operating results. Our failure to implement adequate cybersecurity protections could subject us to claims for any breach of security, particularly if it results in disclosure of information relating to our customers. If changes in technology cause our information technology systems, or those of third parties whom we depend upon, to become obsolete, or if our or their information systems are inadequate to handle our growth, we could lose users, and our business and operating results could be adversely affected.

Infringement of our intellectual property by any third party or loss of our intellectual property rights may materially and adversely affect our business, financial condition and results of operations.

We, through our operating subsidiaries, either own or will own or license as an exclusive licensee patent, trademark, copyright and trade secret and other intellectual property, as well as confidentiality procedures and contractual provisions, to protect our intellectual property rights. We also enter into confidentiality agreements with our employees and any third parties who may access our proprietary information, and we control access to our proprietary technology and information.

Intellectual property protection may not be sufficient. Confidentiality agreements may be breached by counterparties, we may not be able to enforce these agreements and there may not be adequate remedies available to us for any such breach. Accordingly, we may not be able to effectively protect our intellectual property rights or to enforce our contractual rights, and, with respect to rights licensed to us, the licensor, which is a related party, may not be willing or able to enforce its intellectual property rights against alleged infringers. Policing any unauthorized use of our intellectual property, whether owned or licensed, is difficult, time-consuming and costly, and the steps we have taken may be inadequate to prevent the misappropriation of our intellectual property. In the event that we resort to litigation to enforce our intellectual property rights, such litigation could result in substantial costs and a diversion of our managerial and financial resources. We can provide no assurance that we will prevail in such litigation, and we cannot assure you that our licensor will take steps to sufficiently protect the licensed intellectual property. Furthermore, we or our licensor may be subject to the risks of losing our intellectual property rights or the intellectual property rights licensed from other third-parties due to several reasons. Certain intellectual property rights, such as patents, are subject to a limited period of time. Upon the expiry of such period of time, others may freely use such intellectual properties without any license or charges, which may impose competitive harm to us and in turn adversely affect our business and prospects. The intellectual property rights that we currently have may also be revoked, invalidated or deprived by regulatory authorities as a result of intellectual property claims or challenges successfully raised by third parties. We may also rely on certain intellectual property rights licensed from other third parties. There can be no guarantee that we will be able to maintain such licenses at all times or renew such licenses upon expiry. Moreover, our trade secrets may be leaked or otherwise become available to, or be independently discovered by, our competitors. Any failure in maintaining, protecting or enforcing our intellectual property rights could have a material adverse effect on our business, financial condition and results of operations.

We may be subject to intellectual property infringement claims from third parties, which may be expensive to defend with no assurance of success and may disrupt our business and operations.

We cannot be certain that our operations or any aspects of our business do not or will not infringe upon or otherwise violate patents, copyrights or other intellectual property rights held by third parties. Through our operating subsidiaries, we are acquiring patent, trademark and other intellectual rights from Tuanfang Liu, Aspire Global and Shenzhen Yi Jia all of their intellectual property relating to the cannabis vaping products, and we are licensing patent, trademarks and other intellectual property rights relating to the tobacco vaping products from Mr. Liu, Aspire Global and Shenzhen Yi Jia. We may, and from time to time in the future be, subject to legal proceedings and claims relating to the intellectual property rights of others. There could also be existing patents or other intellectual property of which we are not aware that we may infringe. While we do not know of any intellectual property rights on which our products or our business infringe, we cannot assure you that holders of patents or other intellectual property rights purportedly relating to some aspect of our technology or business, would not seek to enforce such patents against us or the licensor of intellectual property licensed by us, including intellectual property licensed by Shenzhen Yi Jia, or that they will not be successful in any such enforcement action. If we fail to maintain our patents or if our licensor is not able to maintain its rights, we may be subject to intellectual property infringement claims from third parties. We and Shenzhen Yi Jia have patents and patent applications in a number of jurisdictions, including the United States and the European Union. If we are found to have violated the intellectual property rights of others, we may be subject to liability for our infringement activities or may be prohibited from using such intellectual property, and we may incur licensing fees or damages or be forced to develop alternatives of our own. In addition, we may incur significant expenses, and may be forced to divert management’s time and other resources from our business and operations to defend against these third-party infringement claims, regardless of their merits. Although the intellectual property transfer agreement (the “Intellectual Property Transfer Agreement”) dated September 30, 2022, among Mr. Liu, Aspire Global, Shenzhen Yi Jia, us and Aspire North America, and the exclusive license agreement (the “Intellectual Property License Agreement”) dated September 30, 2022, among Mr. Liu, Aspire Global, Shenzhen Yi Jia, us and Aspire Science, provide that Mr. Liu, Aspire Global and Shenzhen Yi Jia will indemnify us against any liability in the event that the transferred or licensed intellectual property infringes the intellectual property rights of a third party, we cannot assure you that we will be able to enforce such indemnification. Further, since Shenzhen Yi Jia and Mr. Liu are located in the PRC, we cannot assure you that we will be able to enforce any action or any judgment we may receive from a U.S. court in a Chinese court.

As the patents we own or are licensed may expire and may not be extended, our patent applications may not be granted and our patent rights may be contested, circumvented, invalidated or limited in scope, our patent rights and license may not protect us.

As of the date of this annual report, our operating subsidiaries own or license more than 200 patents relating to various aspects of our operations. The rights granted under any issued patents, however, may not provide us with proprietary protection or competitive advantages. The claims under any patents that issue may not be broad enough to prevent others from developing technologies that are similar or that achieve results similar to ours. It is also possible that the intellectual property rights of others will bar us from licensing. Numerous patents owned by others exist in the fields in which we have developed and are developing our technology. These patents and patent applications might have priority over our patent applications filed by our transferor or licensor and we or our licensor may not be able to enforce these rights. Finally, in addition to those who may claim priority, any of our existing patents may also be challenged by others on the basis that they are otherwise invalid or unenforceable. Any failure in extending our existing patents, or if our patent rights were to be contested, circumvented, invalidated or limited in scope could materially and adversely affect our business, financial condition and results of operations.

If we are unable to manage our growth or execute our strategies effectively, our business and prospects may be materially and adversely affected.

To accommodate our growth, we anticipate that we will need to implement a variety of new and upgraded operational and financial systems, procedures and controls, including the improvement of our accounting and other internal management systems. We will also need to continue to expand, train, manage and motivate our workforce and manage our relationships with customers and third-party suppliers. All of these endeavors involve risks and will require substantial management effort and significant additional expenditures. We may not be able to manage our growth or execute our strategies effectively, and any failure to do so may have a material adverse effect on our business and prospects.

Our success depends on our ability to retain our core management team and other key personnel.

Our performance depends on the continued service and performance of our directors and senior management as they play an important role in guiding the implementation of our business strategies and future plans. Our co-chief executive officer, Tuanfang Liu, is responsible primarily for our product development, since all of the patents we own or license are based on his inventions, and we anticipate that he will continue to be responsible for product development. Because of his knowledge of the market and the underlying technology for our products, the loss of Mr. Liu could have a material adverse effect on our business, financial condition and prospects. If any of our other members of senior management were to terminate his or her employment, there can be no assurance that we would be able to find suitable replacements in a timely manner, at acceptable cost or at all. The loss of services of key personnel or the inability to identify, hire, train and retain other qualified and managerial personnel in the future may materially and adversely affect our business, financial condition, results of operations and prospects. Additionally, in addition to our co-chief executive officer, we rely on our research and development personnel for product development and technology innovation. If any of our key research and development personnel were to leave us, we cannot assure you that we can secure equally competent research and development personnel in a timely manner, or at all. If we are able to identify a location in Southeast Asia where we can establish manufacturing facilities, we would need to hire key personnel who have experience and operating manufacturing operations in Southeast Asia, and become familiar with all legal requirements affecting our business since each country in the region has its own legal requirements and business customs and our failure to comply with any such legal requirements and to operate in accordance with local practice could materially impair our business and the results of our operations.

Competition for highly skilled employees is intense, and we may not be able to attract and retain the highly skilled employees needed to support our business.

As we continue to experience growth, we believe our success depends on the efforts and talents of our employees, including management team and financial personnel. Our future success depends on our continued ability to attract, develop, motivate and retain highly qualified and skilled employees. Competition for highly skilled personnel is extremely intense. We may not be able to hire and retain these personnel at compensation levels consistent with our existing compensation and salary structure. Many of the companies with which we compete for experienced employees have greater resources than we do and may be able to offer more attractive terms of employment.

In addition, we invest significant time and expense in training our employees, which increases their value to competitors who may seek to recruit them. If we fail to retain our employees, we could incur significant expenses in hiring and training their replacements, and the quality of our services and our ability to serve customers could diminish, resulting in a material adverse effect on our business.

Our business, financial condition and results of operations may be adversely affected by an economic downturn.

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

Our need to restate our unaudited financial statements reflects a material weakness in our internal controls over financial reporting.

During the preparation of our financial statements for the year ended June 30, 2023, we determined that we needed to restate our unaudited financial statements for the six months ended December 31, 2022 and the nine months ended March 31, 2023. In September 2022, certain intangible assets were transferred to us by a controlling stockholder. The value of the transferred assets was initially determined based on the fair value of the assets. Because the transfer was from a controlling stockholder, under GAAP, the transfer should have been recorded at the value on the books of the transferor and not at fair market value. In our unaudited condensed consolidated statements of changes in stockholders’ equity, we reflected the transfer of the intangible assets at the fair value of $74,259,915 rather than the carrying cost of nil. As a result of the restatement, our net loss for the six months ended December 31, 2022 decreased from $2,950,921, or $0.06 per share (basic and diluted), to $2,178,290, or $0.04 per share (basic and diluted) and our net loss for the nine months ended March 31, 2023 decreased from $6,057,776, or $0.12 per share (basic and diluted), to $4,512,513, or $0.09 per share (basic and diluted). The decrease in net loss reflects the reduced amortization of the intangible assets transferred from the controlling stockholder. On the March 31, 2023 balance sheet, (i) intangible assets decreased from $74,480,651 to nil. (ii) capital contribution decreased from $74,259,915 to nil and (iii) stockholders’ equity decreased from $79,953,608 to $7,238,957. Similar changes affected our financial statements at December 31, 2022 and for the six months ended December 31, 2022. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the issuing company’s annual or interim financial statements will not be prevented or detected on a timely basis. Our need to restate our unaudited financial statements at December 31, 2022 and for the six months ended December 31, 2022 and at March 31, 2023 and for the nine months ended March 31, 2023 reflects a material weakness. We are taking steps to address this material weakness. The unaudited financial statements for the six months ended December 31, 2021 were included in our final prospectus dated April 3, 2023 relating to our initial public offering. We cannot assure you that a claim will not be made against us as a result of our failure to accurately reflect in accordance with GAAP the value of the intangible assets acquired from a controlling stockholder and the resulting restatement of our financial statements.

As a result of our restatement of our unaudited financial statements as described in the preceding risk factor, our internal controls over financial reporting are not effective, which could have a significant and adverse effect on our business and reputation.

We are subject to the reporting requirements of the Securities Act, the Exchange Act, the Sarbanes-Oxley Act and the rules and regulations of Nasdaq. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting and financial compliance costs, make some activities more difficult, time-consuming and costly, and place significant strain on our personnel, systems and resources.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. Based upon our need to restate our unaudited financial statements for the six months ended December 31, 2022 and the nine months ended March 31, 2023, we have determined that our disclosure controls and procedures were not effective as of June 30, 2023.

Subsequent to June 30, 2023, we appointed a new chief financial officer and a vice president of finance and we are implementing new controls in order that we can be confident that we maintain books are records such that we are able to generate financial statements that are prepared in accordance with GAAP. Any controls that we develop may become inadequate because of changes in conditions in our business. Further, weaknesses in our internal controls may be discovered in the future. Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could adversely affect our operating results or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal controls also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we are required to include in our periodic reports that we will file with the SEC under Section 404 of the Sarbanes-Oxley Act. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information.

In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended and anticipate that we will continue to expend significant resources, including accounting-related costs, and provide significant management oversight. Any failure to maintain the adequacy of our internal controls, or our consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and could materially and adversely affect our ability to operate our business. In the event that our internal controls are perceived as inadequate or that we are unable to produce timely or accurate financial statements, investors may lose confidence in our operating results and the price of our common stock could decline. In addition, if we are unable to continue to meet these requirements, we may not be able to maintain our listing on Nasdaq.

Our independent registered public accounting firm is not required to attest to the effectiveness of our internal control over financial reporting until after we are no longer an emerging growth company or a non-accelerated filer. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating. Any failure to maintain effective disclosure controls and internal control over financial reporting could have a material and adverse effect on our company’s business and operating results.

Although we believe that our business is not subject to PRC Laws, our business could be materially impaired if it is determined that our business is subject to PRC Laws.

Based upon the nature of our existing business operations we do not believe, based on advice from PRC counsel, that we are subject to PRC Laws. There is no assurance that certain PRC Laws, including existing laws and regulations and those enacted or promulgated in the future, will not be applicable to our Hong Kong subsidiary due to change in the current political arrangements between mainland China and Hong Kong or other unforeseeable reasons. The application of such PRC Laws may have a material adverse impact on us, as relevant PRC authorities may impose fines and penalties upon our Hong Kong subsidiary, delay or restrict the repatriation of the proceeds from this offering into Hong Kong, and any failure of us to fully comply with such new regulatory requirements may significantly limit or completely hinder our ability to offer or continue to offer our common stock, cause significant disruption to our business operations, and severely damage our reputation, which would materially and adversely affect our financial condition and results of operations and cause our Common Stock to significantly decline in value or in extreme cases, become worthless.

We have limited insurance coverage, which could expose us to significant costs and business disruption.

We are exposed to various risks associated with our business and operations, and we have limited liability insurance coverage and product liability insurance coverage, and Aspire Science does not have product liability insurance. A successful liability claim against us due to injuries or damages suffered by users of our product could materially and adversely affect our reputation, results of operations and financial conditions. Even if unsuccessful, such a claim could cause us adverse publicity, require substantial costs to defend, and divert the time and attention of our management. In addition, we do not have any business disruption insurance. Any business disruption event could result in substantial costs to us and a diversion of our resources.

The occurrence of natural disasters may adversely affect our business, financial condition and results of operations.

The occurrence of natural disasters, including hurricanes, floods, earthquakes, tornadoes, fires and other disasters disease may adversely affect our business, financial condition or results of operations. The potential impact of a natural disaster on our results of operations and financial position is speculative and would depend on numerous factors. The extent and severity of these natural disasters determines their effect on a given economy. We cannot assure you that natural disasters will not occur in the future or that our business, financial condition and results of operations will not be adversely affected.

Because we are a “controlled company” as defined in the Nasdaq Stock Market Rules, you may not have protection of certain corporate governance requirements which otherwise are required by Nasdaq’s rules.

Under Nasdaq’s rules, a controlled company is a company of which more than 50% of the voting power for the election of directors is held by an individual, group or another company. We are a controlled company because Mr. Tuanfang Liu, our co-chief executive officer, holds more than 50% of our voting power. For so long as we remain a controlled company, we are not required to comply with the following permitted to elect to rely, and may rely, on certain exemptions from the obligation to comply with certain corporate governance requirements, including:

●	our board of directors is not required to be comprised of a majority of independent directors.

●	our board of directors is not subject to the compensation committee requirement; and

●	we are not subject to the requirements that director nominees be selected either by the independent directors or a nomination committee comprised solely of independent directors.

We have not taken advantage of these exemptions except that our co-chief executive officer and principal stockholder, Tuanfang Liu, is chairman of the nominating and corporate governance committee. As a result, to the extent that we take advantage of these exemptions, you will not have the same protections afforded to stockholders of companies that are subject to all of the Nasdaq corporate governance requirements. Although we do not currently intend to take advantage of the controlled company exemptions, except as set forth above, we cannot assure you that, in the future, we will not seek to take advantage of these exemptions. If we cease to be a “controlled company” in the future, we will be required to comply with the Nasdaq listing standards, which may require replacing a number of our directors and will require development of certain other governance-related policies and practices. These and any other actions necessary to achieve compliance with such rules may increase our legal and administrative costs, will make some activities more difficult, time-consuming and costly and may also place additional strain on our personnel, systems and resources.

You may experience difficulties in effecting service of legal process, enforcing foreign judgments or bringing actions in China against two of our directors, o who are Tuanfang Liu, our co-chief executive officer and his wife Jiangyan Zhu, who are based in China based on foreign laws.

Although we are a Delaware corporation, two of our directors, -- who are Tuanfang Liu, our co-chief executive officer, director and controlling stockholder and his wife, Jiangyan Zhu, who is also a director – live in mainland China. The PRC does not have treaties providing for the reciprocal recognition and enforcement of judgments of courts with the United States. As a result, it may not be possible for investors to serve process upon our co-chief executive officer, or to enforce any judgments obtained from non-PRC jurisdictions against any of them in China. As a result, it may be difficult for you to effect service of process upon those persons inside mainland China. It may also be difficult for you to enforce judgments obtained in U.S. courts based on the civil liability provisions of the U.S. federal securities laws against us and our officers and directors who do not reside in the United States or have substantial assets located in the United States. In addition, there is uncertainty as to whether the courts of the PRC would recognize or enforce judgments of U.S. courts against such persons predicated upon the civil liability provisions of the securities laws of the United States or any state.

The recognition and enforcement of foreign judgments are provided for under the PRC Civil Procedures Law. PRC courts may recognize and enforce foreign judgments in accordance with the requirements of the PRC Civil Procedures Law based either on treaties between China and the country where the judgment is made or on principles of reciprocity between jurisdictions. China does not have any treaties or other forms of written arrangement with the United States that provide for the reciprocal recognition and enforcement of foreign judgments. In addition, according to the PRC Civil Procedures Law, the PRC courts will not enforce a foreign judgment against our directors and officers who are residents of China if they decide that the judgment violates the basic principles of PRC laws or national sovereignty, security or public interest. As a result, it is uncertain whether and on what basis a PRC court would enforce a judgment rendered by a court in the United States.

Our failure to collect accounts receivable from our customers may adversely affect the results of our operations.

Our business relies on the collection of accounts receivable from our customers in a timely manner to maintain liquidity and support our ongoing operations. We recorded an allowance for doubtful accounts of approximately $0 for the year ended June 30, 2022 and approximately $1.5 million for the year ended June 30, 2023. Our failure or inability to collect accounts receivable when due results from a number of factors, including (i) our customer’s failure to pay as a result of adverse economic conditions affecting the customers; (ii) our failure to accurately assess the creditworthiness of our customers; (iii) our failure to implement effective collection efforts; and (iv) disputes over contract terms, product quality or delays in delivery. Although we may implement strategies to mitigate these risks, but there can be no assurance that such measures will be entirely effective, and we may continue to incur write-offs of accounts receivable, which may impair our ability to operate profitably.

Risks Related to Our Common Stock

Our failure to meet the continued listing requirements of Nasdaq could result in a delisting of our common stock.

If we fail to satisfy the continued listing requirements of Nasdaq, such as the corporate governance requirements or the minimum closing bid price requirement, Nasdaq may take steps to delist our common stock. Such a delisting would likely have a negative effect on the price of our common stock and would impair your ability to sell or purchase our common stock when you wish to do so. In the event of a delisting, we would take actions to restore our compliance with Nasdaq’s listing requirements, but we can provide no assurance that any such action taken by us would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, prevent our common stock from dropping below the Nasdaq minimum bid price requirement or prevent future non-compliance with Nasdaq’s listing requirements.

If our shares are delisted from Nasdaq and become subject to the penny stock rules, it would become more difficult to trade our shares.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or authorized for quotation on certain automated quotation systems, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. If we do not obtain or retain a listing on Nasdaq and if the price of our common stock is less than $5.00, our common stock will be deemed a penny stock. The penny stock rules require a broker-dealer, before a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document containing specified information. In addition, the penny stock rules require that before effecting any transaction in a penny stock not otherwise exempt from those rules, a broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive (i) the purchaser’s written acknowledgment of the receipt of a risk disclosure statement; (ii) a written agreement to transactions involving penny stocks; and (iii) a signed and dated copy of a written suitability statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our common stock, and therefore stockholders may have difficulty selling their shares.

The trading price of our common stock may be volatile, which could result in substantial losses to investors.

The trading price of our common stock may be volatile and could fluctuate widely due to factors beyond our control. This may happen because of broad market and industry factors. The securities of some newly public companies have experienced significant volatility since their initial public offerings, including, in some cases, substantial increase followed by a substantial decline in their trading prices. The trading performances of other vaping companies’ securities after their offerings may affect the attitudes of investors toward vaping companies listed in the United States, which consequently may impact the trading performance of our common stock, regardless of our actual operating performance. In addition, any negative news or perceptions about inadequate corporate governance practices or fraudulent accounting, corporate structure or other matters of other vaping companies may also negatively affect the attitudes of investors towards us. In addition to the above factors, the price and trading volume of our common stock may be highly volatile due to multiple factors, including the following:

●	regulatory developments affecting us, our customers, or our industry;

●	announcements of studies and reports relating to our service offerings or those of our competitors;

●	actual or anticipated fluctuations in our results of operations and changes or revisions of our expected results;

●	changes in financial estimates by securities research analysts;

●	announcements by us or our competitors of new product and service offerings, acquisitions, strategic relationships, joint ventures or capital commitments;

●	additions to or departures of our senior management;

●	detrimental negative publicity about us, our management or our industry;

●	release or expiry of lock-up or other transfer restrictions on our outstanding common stock; and

●	sales or perceived potential sales of additional common stock.

As an “emerging growth company” under the Jumpstart Our Business Startups Act, or JOBS Act, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements.

As an “emerging growth company” under the JOBS Act, we are permitted to rely and rely on exemptions from certain disclosure requirements. We are an emerging growth company until the earliest of:

●	the last day of the fiscal year during which we have total annual gross revenues of $1.235 billion or more;

●	the last day of the fiscal year following the fifth anniversary of our initial public offering, which was on April 3, 2023;

●	the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt; or

●	the date on which we are deemed a “large accelerated filer” as defined under the federal securities laws.

For so long as we remain an emerging growth company, we may take advantage of certain exemptions from various reporting requirements that are applicable to public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of section 404 of the Sarbanes-Oxley Act for up to five fiscal years after the date of this our initial public offering. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and the trading price of our common stock may be more volatile. In addition, our costs of operating as a public company may increase when we cease to be an emerging growth company.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, the market price for our common stock and trading volume could decline.

The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us or our business. If research analysts do not establish and maintain adequate research coverage or if one or more of the analysts who cover us downgrade our common stock or publish inaccurate or unfavorable research about our business, the market price for our common stock would likely decline. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, we could lose visibility in the financial markets, which, in turn, could cause the market price or trading volume for our common stock to decline.

Our by-laws include forum selection provisions which may limit your ability to commence an action against us.

Our by-laws provide that unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, the federal district court for the District of Delaware) shall be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf; (ii) any action asserting a claim for breach of a fiduciary duty owed by any of our directors, officers, employees, or agents to us or our stockholders; (iii) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law, our certificate of incorporation, or our by-laws; or (iv) any action asserting a claim governed by the internal affairs doctrine; in each case, subject to said court having personal jurisdiction over the indispensable parties named as defendants therein.

Our by-laws also provide that unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America shall be the exclusive forum for the resolution of any complaint for the resolution of any complaint for which such courts have exclusive jurisdiction, including, but not limited to, any complaint asserting a cause of action arising under the Securities Exchange Act. Our by-laws also provide that the exclusive forum provisions do not apply to actions arising under the Securities Act.

There is uncertainty as to whether a court would enforce these provisions, and investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder.

ITEM 1B. Unresolved Staff Comments

Not Applicable

ITEM 1C. Cybersecurity

Not Applicable

ITEM 2. Properties

Our headquarters are located at 19700 Magellan Dr, Los Angeles, CA 90502 and we maintain offices, manufacturing and storage facilities at the same location. We do not own any real property, and we leased an aggregate of approximately 85,483 square feet of real property. We do not expect to experience difficulties in renewing any of the leases when they expire. If we require additional space, we expect to be able to obtain additional facilities on commercially reasonable terms.

The following table sets forth information as to the real property leased by us:

Location	Square Feet		Current Annual Rent	Expiration Date
1410 Abbot Kinney Blvd., PH 1, Venice, CA 90291	4,121		$276,000	June 30, 2026
19700 Magellan Dr, Los Angeles, CA 90502	37,100	(1)	$734,580	July 31, 2027
55 King Yip Street, King Palace Plaza, Floor 31, Suite J, Kwun Tong, Hong Kong	1,850		$81,507	July 14, 2025

(1)	The number in the table reflects the square feet of building that we occupy. The leased property also includes land, and the total leased land and building is 79,512 square feet.

ITEM 3. Legal Proceedings

From time to time, we may be subject to legal proceedings, investigations and claims incidental to the conduct of our business.

Other than disclosed above, we are not a party to, nor are we aware of, any legal proceedings, investigations or claims which, in the opinion of our management, are likely to have a material adverse effect on our business, financial condition or results of operations.

On March 17, 2021, the FDA sent a letter to Aspire North America requesting that Aspire North America submit documents relating to its marketing practices for Aspire products. Specifically, the FDA requested documents related to youth exposure to Aspire North America’s social media marketing of Aspire as well as Aspire North America’s use of influencers in social media marketing. This request applied to all of Aspire electronic nicotine delivery system (ENDS) products and their components or parts. The FDA requested these documents based on the epidemic of youth ENDS use and based on Aspire North America’s marketing of Aspire products on social media platforms (e.g., Facebook, YouTube, and Instagram). The FDA requested that Aspire North America respond within 60 days but granted a 30-day extension. On June 15, 2021, Aspire North America provided the required information to the FDA. To date, the FDA has not substantively responded or taken any further action in the matter. However, we cannot assure you that the FDA will consider the response adequate and will not initiate regulatory or enforcement action based on an alleged failure to comply with the request or that the FDA will not initiate regulatory or enforcement action on other grounds based on the contents of the documents produced in the response. Either result could materially and adversely affect our business, financial condition, and results of operations.

ITEM 4. Mine and Safety Disclosure

Not applicable.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock trades on the Nasdaq Stock Market under the symbol “ISPR.”

Holders of Record

As of August 30, 2023, we had approximately 18 holders of record of our common stock. Because most of our shares of common stock held by persons other than our original stockholders are held by brokers and other institutions on behalf of stockholders, this number is not indicative of the total number of stockholders who beneficially own our stock.

Securities Authorized for Issuance under Equity Compensation Plan

The following table sets forth information concerning securities authorized under equity compensation plans as of June 30, 2023.

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of granted restricted stock unit awards outstanding	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	-	$-	-	15,000,000
Equity compensation plans not approved by security holders	-	-	-	-
	-	$-	-	15,000,000

Dividend Policy

We have never declared or paid any cash dividends on our capital stock. We do not anticipate paying cash dividends on our common stock in the foreseeable future. We currently intend to retain all available funds and any future earnings to support our operations and finance the growth and development of our business. Any future determination related to our dividend policy will be made at the discretion of our board of directors and will depend upon, among other factors, our results of operations, financial condition, capital requirements, contractual restrictions, business prospects, the requirements of current or then-existing debt instruments and other factors our board of directors may deem relevant. One of our subsidiaries declared a dividend payable to its then sole stockholder, Tuanfang Liu, our co-chief executive officer. See Item 13. Certain Relationships and Related Transactions, and Director Independence

Recent Sales of Unregistered Securities

During the period covered by this annual report, we did not issue any securities that were not registered pursuant to the Securities Act that were not previously reported in our SEC filings. We did not repurchase any of our equity securities during the years ended June 30, 2022 or 2023

ITEM 6. [Reserved]

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and the related notes contained elsewhere in this Annual Report on Form 10-K and in our other Securities and Exchange Commission filings. The following discussion may contain predictions, estimates, and other forward-looking statements that involve a number of risks and uncertainties, including those discussed under “Risk Factors” and elsewhere in this Annual Report on Form 10-K. These risks could cause our actual results to differ materially from any future performance suggested below.

Overview

We are engaged in the research and development, design, commercialization, sales, marketing and distribution of branded e-cigarettes and cannabis vaping products. We sell our tobacco products worldwide except for the PRC and Russia. Our tobacco products are marketed under the Aspire brand name and are sold primarily through our distribution network. We currently sell our cannabis vaping hardware only in the United States, and we have recently commenced marketing activities in Canada and Europe, primarily in the European Union. All of our products are vaping hardware. Vaping refers to the practice of inhaling and exhaling the vapor produced by an electronic vaping device, and includes dabbing, which is the recreational inhalation of concentrated tetrahydrocannabinol, the main psychotropic cannabinoid derived from the Cannabis Sativa L. plant, commonly known as marijuana. Our cannabis products are marketed under the Ispire brand name, primarily on an ODM basis to other cannabis vapor companies. ODM generally involves the design and customization of the core products to meet each brand’s unique image and needs, and our products are sold by our customers under their own brand names although they may also include our brand name on the products.

In April 2023, we completed our initial public offering, from which we raised net proceeds, after underwriting expenses and other offering expenses, of approximately $18.3 million. In June 2023, we raised net proceeds of approximately $7.4 million, after placement agent fees and offering expenses, from the private placement of our common stock to three investors. We plan to use the proceeds from both of our initial public offering and the private placement for working capital and general corporate purposes, which may include, but not be limited to, the development of manufacturing operations in Southeast Asia, completion of establishing manufacturing operations in California, research and development activities and continued marketing and promotion.

Restatement of Unaudited Financial Statements

We were required to restate our unaudited financial statements at December 31, 2022 and for the six months then ended and at March 31, 2023 and for the three and nine months then ended. The unaudited financial statements have been restated to correct the amount at which intangible assets consisting of intellectual property rights which were transferred to us by a controlling shareholder was recorded. Under GAAP, assets transferred by a controlling stockholder should be recorded at the transferor’s book value. Our unaudited financial statements recorded the intangible assets that were transferred by the controlling stockholder at $74,259,915, which represents a third party evaluation of the assets.

We determined that the intangible assets were incorrectly recorded in our unaudited financial statements, which were restated to record the acquired intangible assets at the transferor’s book value, which was nil. Accordingly, the unaudited financial statements have been restated to reverse the intangible assets, related amortization and contributed capital. As a result of the restatement, our net loss for the six months ended December 31, 2022 decreased from $2,950,921, or $0.06 per share (basic and diluted), to $2,178,290, or $0.04 per share (basic and diluted), and our net loss for the nine months ended March 31, 2023 decreased from $6,057,776, or $0.12 per share (basic and diluted), to $4,512,513, or $0.09 per share (basic and diluted), and a decline in stockholders’ equity at December 31, 2022 from $83,218,167 to $ 9,730,883, and at March 31, 2023 from $79,953,608 to $7,238,957.

Regulatory Risks

The sale of tobacco and cannabis products is subject to regulations worldwide. Many countries prohibit the sale of any cannabis products, and many countries have regulations relating to tobacco products, with a particular emphasis on underage sales. As a result of regulations in the United States, we are able to sell only one tobacco vaping product line, the Nautilus Prime, in the United States. Our tobacco vaping sales in the United States were approximately $0.9 million and $0.9 million for the years ended June 30, 2022 and 2023, respectively. Because the volume of sales did not justify the marketing and regulatory costs, we have ceased marketing tobacco vaping products in the United States. If any similar regulations are adopted with respect to cannabis products, our business will be severely impacted since all of our cannabis revenue for the year ended June 30, 2022 and 2023 was generated from sales in the United States. See “Regulations.”

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

The extent to which COVID-19 impacts our operations on an ongoing basis is highly uncertain. Since our products are presently manufactured in the PRC by a related party, any changes in the outbreak in the PRC and any changes in the PRC government’s policy may affect our supplier’s operations which could affect its ability to manufacture and deliver product in a timely manner.

Supply Chain Risks

One of the effects of the COVID-19 has been delays resulting from supply chain issues, which relate to the difficulty that companies have in having their products manufactured, shipped to the country of destination, and delivered from the port of entry to the customer’s location. As the port delays have significantly decreased, we do not believe that the supply chain issues that affected our operations are currently affecting us. We cannot assure you that delays will not affect our business in the future.

In 2021, Shenzhen Yi Jia suffered a chip shortage resulting in a slowdown in delivery of its products to the Company from April to August 2021. To secure the supply of chips, Shenzhen Yi Jia changed the payment terms to chip suppliers from 30 days after delivery in the past to prepayment, and it engaged two new chip suppliers. Since September 2021, Shenzhen Yi Jia has advised us that it obtained a supply of chips to meet its production needs and the chip shortage no longer affects its production. In 2022, a slowdown in the delivery of components to Shenzhen Yi Jia resulting from supply chain slowdowns as a result of the effects of the PRC’s COVID policy resulted in an increase in cost of revenue during the period. We cannot assure you that we will not suffer from a chip shortage or that the effects of COVID or the PRC’s COVID policy will not affect Shenzhen Yi Jia’s ability or the ability of its suppliers to delivery products in a timely manner.

Accounts Receivables

Our business relies on the collection of accounts receivable from our customers in a timely manner to maintain liquidity and support our ongoing operations. We recorded an allowance for doubtful accounts of $0 for the year ended June 30, 2022 and approximately $1.5 million for the year ended June 30, 2023. Our failure or inability to collect accounts receivable when due results from a number of factors, including (i) our customer’s failure to pay as a result of adverse economic conditions affecting the customers; (ii) our failure to accurately assess the creditworthiness of our customers; (iii) our failure to implement effective collection efforts; and (iv) disputes over contract terms, product quality or delays in delivery. Although we may implement strategies to mitigate these risks, but there can be no assurance that such measures will be entirely effective, and we may continue to incur write-offs of accounts receivable, which may impair our ability to operate profitably.

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

Results of Operations

The following table sets forth a summary of our consolidated statements of operations and comprehensive income for the years ended June 30, 2022 and 2023 (dollars in thousands except per share amounts).

	Year Ended June 30,
	2022		2023
		% of Revenue		% of Revenue
Revenue	$88,095	100.0%	$115,606	100.0%
Cost of revenue	(74,789)	(84.9)%	(94,530)	(81.8)%
Gross profit	13,306	15.1%	21,076	18.2%
Operating expenses	(14,295)	(16.2)%	(25,645)	(22.2)%
Loss from operations	(989)	(1.1)%	(4,569)	(4.0)%
Other income(loss), net	186	0.2%	(285)	(0.2)%
Loss before income taxes	(803)	(0.9)%	(4,854)	(4.2)%
Income taxes	(1,071)	(1.2)%	(1,245)	(1.1)%
Net loss	(1,874)	(2.1)%	(6,099)	(5.3)%
Other comprehensive (loss)income	(117)	(0.1)%	21	(0.1)%
Comprehensive loss	(1,991)	(2.3)%	(6,078)	(5.3)%
Net loss per ordinary share (basic and diluted)	$(0.04)		$(0.12)
Weighted ordinary shares outstanding	50,000,000		50,725,814

Years Ended June 30, 2023 and 2022

Revenue

The following table sets out the breakdown of our revenue percentage by region based on information provided to us by our distributors.

	Years ended June 30,
	2022	2023
Europe	58.9%	50.8%
Asia Pacific (excluding China)	15.0%	12.9%
North America	25.9%	36.0%
Others	0.2%	0.3%
Total	100.0%	100.0%

Our revenue increased by $27,510,118, or 31.2%, from $88,095,418 for the year ended June 30, 2022, to $115,605,536 for the year ended June 30, 2023. The increase in revenue is the combined effect of (i) increases in sales of cannabis vaping products in the United States of $20.0 million from $20.0 million for the year ended June 30, 2022 to $40.0 million for the year ended June 30, 2023 and (ii) increases in sales of tobacco vaping products in Europe of $6.9 million from $51.9 million for the year ended June 30, 2022 to approximately $58.8 million for the year ended June 30, 2023.

Cost of Revenue

Cost of revenue mainly consists of cost of purchases of vaping products, that are mostly purchased from Shenzhen Yi Jia. Cost of revenue increased by $19,740,391, or 26.4%, from $74,789,378 for the year ended June 30, 2022 to $94,529,769 for the year ended June 30, 2023. The increase in cost of revenue reflects both the increase in period-to-period unit sales and the effects of a slowdown in the delivery of components to Shenzhen Yi Jia resulting from supply chain slowdowns as a result of the effects of mainland China’s COVID policy which impacted both years ended June 30, 2022 and 2023.

Gross Profit

The following tables show the revenue, cost of revenue and gross profit of our tobacco and cannabis vaping products (dollars in thousands).

	Year Ended June 30, 2022
	Revenue	Cost of revenue	Gross profit	Gross profit %
Tobacco vaping products	$68,117	$57,503	$10,614	15.6%
Cannabis vaping products	19,978	17,286	2,692	13.5%
Total	$88,095	$74,789	$13,306	15.1%

	Year Ended June 30, 2023
	Revenue	Cost of revenue	Gross profit	Gross profit %
Tobacco vaping products	$75,563	$63,669	$11,894	15.7%
Cannabis vaping products	40,043	30,861	9,182	22.9%
Total	$115,606	$94,530	$21,076	18.2%

Gross profit increased by $7,769,727, or 58.4%, from $13,306,040 for the year ended June 30, 2022 to $21,075,767 for the year ended June 30, 2023, while our gross margin increased from 15.1% to 18.2%. The gross margin for tobacco vaping products remains constant. The increase in gross margin for cannabis vaping products was primarily due to (i) a lower margin on cannabis vaping products in the year ended June 30, 2022 as a result of greater discounts in price offered as we commenced the cannabis business in late 2021 and our primary focus was on capturing market of cannabis vaping products; (ii) a change in product mix with more higher margin products being sold during the year ended June 30, 2023, and (iii) an increase in sales volume that led to economies of scale.

Operating Expenses

Operating expenses increased $11,350,190, or 79.4%, from $14,294,711 for the year ended June 30, 2022 to $25,644,901 for the year ended June 30, 2023.

Our sales and marketing expenses mainly consist of employees’ salaries and benefits, marketing expense, travel expenses and others.

Sales and marketing expenses decreased by $788,707, or 14.3%, from $5,503,630 for the year ended June 30, 2022 to $4,714,923 for the year ended June 30, 2023. The decrease in sales and marketing expenses was primarily due to a reduction in our marketing activities of our tobacco vaping products of $0.6 million and a reduction in marketing and advertising for cannabis vaping products of $0.2 million.

Our general and administrative expenses mainly consist of employee’s salaries and benefits, rental expense, professional fees and other administrative expenses. General and administrative expenses increased by $12,138,897, or 138.1%, from $8,791,081 for the year ended June 30, 2022 to $20,929,978 for the year ended June 30, 2023. The increase was primarily due to (i) an increase of $3.7 million for payroll and contract worker expenses as more employees were hired and contract workers were engaged by us for expansion of our cannabis business and building our proposed manufacturing plant, (ii) bad debt expense as an allowance for doubtful accounts of $2.4 million was recorded by Aspire North America on accounts under dispute due to delayed shipment, and a direct write off of doubtful accounts of $0.9 million, (iii) an increase of patent expenses of $0.9 million incurred by the transferred patents from Tuanfang Liu, Aspire Global and Shenzhen Yi Jia at zero cost in September 2022, (iv) an increase in rental and warehouse expenses of $2.0 million incurred by us in connection with our plan to establish a manufacturing facility in Los Angeles, (v) an increase in professional fees of $1.5 million incurred for expansion of cannabis business, (vi) an increase in insurance expenses incurred by cannabis business of $0.4 million, and (vii) an increase in other miscellaneous expenses totaling approximately $0.3 million. The increase in our expenses in both years is not the result of inflation. Inflation in Hong Kong, was relatively stable. The increase in expenses for our United States business results from the growth of our business. The cannabis vapor business commenced in late calendar 2021, and the increase in expenses resulted from our growth relating to this increase in business. However, inflationary pressures may affect our operations in the future. As a result of our public offering, we anticipate that our general and administrative expenses will significantly increase as a result of our being a public corporation, including additional legal, audit and insurance expenses as well as expenses in implementing and maintaining our disclosure controls and internal control over financial reporting. Professional fees relating to our initial public offering were included in general and administrative expenses during both years ended June 30 2022 and 2023. The offering was completed in April 2023, and the financial statements for the year ending June 30, 2023 treats these professional fees of $0.9 million as a reduction of the proceeds of the offering and, accordingly, are charged to additional paid-in capital.

Other income(expense), net

Other income, net includes interest income, interest expense, exchange gain (loss), net and other income (expense).

Interest income increased $190,131, from $5,078 for the year ended June 30, 2022, to $195,209 for the year ended June 30, 2023. The increase in interest income is mainly due to increase in interest rate and more interest income from bank deposits.

Other income (expense) mainly consists of interest expense, mold charge income and other miscellaneous expenses. decreased by $277,544, or 226.8%, from income of $122,394 for the year ended June 30, 2022 to expense of $155,150 for the year ended June 30, 2023.

Exchange gain (loss), net decreased by $382,368, or 657.6%, from net exchange gain of $58,143 for the year ended June 30, 2022 to net exchange loss of $324,225 for the year ended June 30, 2023.

As a result of these factors, total other income (expense) decreased by $469,781, from other income of $185,615 for the year ended June 30, 2022 to other expense of $284,166 for the year ended June 30, 2023

Income Taxes

Income taxes increased by $174,206 or 16.3%, from $1,071,097 for the year ended June 30, 2022 to $1,245,303 for the year ended June 30, 2023. We had a consolidated net loss for both year ended June 30, 2022 and 2023, which was the combined effect of a profit by Aspire Science and a loss by Aspire North America. The profit from Aspire Science resulted in a current tax expense. The increase in valuation allowance reflects our view that the taxable income in the future will not be sufficient to utilize the carryforward loss.

Net Loss

As a result of the foregoing, net loss increased by $4,224,450, from net loss of $1,874,153, or $(0.04) per share (basic and diluted) for the year ended June 30, 2022 to a net loss of $6,098,603, or $(0.12) per share (basic and diluted), for the year ended June 30, 2023.

Liquidity and Capital Resources

The following table summarizes our changes in working capital from June 30, 2022 to June 30, 2023 (dollars in thousands).

	June 30, 2022	June 30, 2023	Change	% Change
Current Assets	$99,449	$84,811	$(14,638)	(14.7)%
Current Liabilities	88,968	55,962	(33,006)	(37.1)%
Working Capital	10,481	28,849	18,368	175.3%

The following table sets forth information as to consolidated cash flow information for the years ended June 30, 2022 and 2023 (dollars in thousands).

	Year Ended June 30,		Increase
Consolidated cash flow data:	2022	2023	(Decrease)
Net cash used in operating activities	$(7,558)	$(7,582)	$(24)
Net cash used in investing activities	(122)	(10,154)	(10,032)
Net cash used in financing activities	(3,089)	(16,444)	(13,355)
Net decrease in cash and cash equivalents and restricted cash	(10,769)	(34,180)	(23,411)

Net cash flow used in operating activities for the year ended June 30, 2022 of $7.6 million, reflected our net loss of $1.9 million, adjusted primarily as follows: an increase in accounts payable of $8.9 million offset by an increase in inventories of $11.5 million, and an increase in accounts receivable of $4.0 million.

Net cash flow used in operating activities for the year ended June 30, 2023 of $7.6 million, reflected our net loss of $6.1million, adjusted primarily as follows: add back of impairment of account receivable of $3.3 million, an increase in accounts payable of $10.6 million, a decrease in inventory of $7.1 million, offset by an increase in accounts receivable of $19.6 million, and an increase in prepaid expenses and other current assets of $3.1 million.

Net cash flow used in investing activities for the year ended June 30, 2022 of $0.1 million reflected primarily the purchase of property, plant and equipment of $0.1 million.

Net cash flow used in investing activities for the year ended June 30, 2023 of $10.1 million reflected primarily purchase of short term investments of $9.1 million, and purchase of property, plant and equipment of $1.0 million.

Net cash flow used in financing activities for the year ended June 30, 2022 of $3.0 million reflected primarily payments of previously declared dividends of $0.5 million and $2.4 million of repayment of advances to related parties.

Net cash flow used in financing activities for the year ended June 30, 2023 of $16.4 million reflected primarily proceeds from initial public offering of $21.7 million, and proceeds from private placement of $8.0 million, offset by repayment of advances to related parties of $37.9 million, payment of initial public offering costs of $3.5 million and dividend payment of $3.4 million.

To date, we have financed our operations primarily through cash flow from operations and working capital loans from our major stockholders, who are our co-chief executive officer and his wife, when necessary. We plan to support our future operations primarily from cash generated from our operations and cash on hand. We believe that our current cash and cash flows provided by operating activities, and the net proceeds from our initial public offering of $18.3 million will be sufficient to meet our working capital needs in the next 12 months. If we experience an adverse operating environment or incur unanticipated capital expenditure requirements, or if we decide to accelerate our growth, then additional financing may be required. We cannot give any assurance that additional financing will not be required or, if required, would be available on favorable terms if at all. Such financing may include the use of additional debt or the sale of additional equity securities. Any financing which involves the sale of equity securities or instruments that are convertible into equity securities could result in dilution to our stockholders which may be substantial.

The cash at bank held by our Hong Kong operating subsidiary can be freely transferred within our corporate structure without restriction. If our Hong Kong operating subsidiary were to incur additional debt on its own behalf in the future, the instruments governing the debt may restrict the ability of our operating subsidiaries to transfer cash to our U.S. investors.

Contractual Obligations

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Trend Information

Other than as disclosed elsewhere in this registration statement, particularly with respect to government regulations relating to nicotine and cannabis, we are not aware of any trends, uncertainties, demands, commitments, or events that are reasonably likely to have a material effect on our net revenues, income from continuing operations, profitability, liquidity or capital resources, or that would cause reported financial information not necessarily to be indicative of future operating results or financial condition.

Seasonality

Seasonality does not materially affect our business or the results of our operations.

Off-Balance Sheet Arrangements

We do not have off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates include allowance for doubtful accounts, the useful lives of property and equipment and intangible asset, impairment of long-lived assets, and deferred cost. Actual results could differ from those estimates.

Basis of consolidation

Our consolidated financial statements include the financial statements of us and our subsidiaries. All inter-company transactions and balances have been eliminated upon consolidation.  Because we acquired 100% of the equity of Aspire North America and Aspire Science from a related party for no consideration on July 29, 2022, the acquisitions are treated as the subsidiaries were acquired on July 1, 2020, the first day of the year ended June 30, 2021, and the outstanding common stock was issued on July 1, 2020.

Revenue

We sell our products to customers around the world and recognize revenue in accordance with the guidance of Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers. Revenue is recognized when control of goods has transferred to customers. For the majority of our customer arrangements, control transfers to customers at a point-in-time when goods have been delivered to the pickup location specified by the customer or a forwarder appointed by the customer, as that is generally when legal title, physical possession and risks and rewards of goods transfer to the customer.

Revenue is recognized at the transaction price, based on the purchase order as adjusted for the anticipated rebates, discounts and other sales incentives. When determining the transaction price, management estimates variable consideration applying the portfolio approach practical expedient under ASC 606. The main sources of variable consideration for us are customer rebates, trade promotion funds and cash discounts. These sales incentives are recorded as a reduction of revenue at the time of the initial sale using the most-likely amount estimation method. The most-likely amount method is based on the single most likely outcome from a range of possible consideration outcomes. The range of possible consideration outcomes is primarily derived from the following inputs: sales terms, historical experience, trend analysis, and projected market conditions in the various markets served. Because we serve numerous markets, the sales incentive programs offered vary across businesses, but the most common incentive relates to amounts paid or credited to customers for achieving defined volume levels or growth objectives.

There are no material instances where variable consideration is constrained and not recorded at the initial time of sale. Product returns are recorded as a reduction of revenue based on anticipated sales returns that occur in the normal course of business. We have elected to present revenue net of sales taxes and other similar taxes.

Our warranties are of an assurance-type and come standard with all of our products to cover repair or replacement should a product not perform as expected. We offer a warranty for all major products, including all types of E-vapor kits, atomizers, replacement coils and mods, but no warranty for accessories such as spare parts or packaging consumables. We generally offer a 90-day warranty period from date of purchase for products sold to all regions, but from May 2019, we offer a six-month warranty period from date of purchase for products sold in the UK and France. We offer a refund or replacement of products for manufacturer defective items, dead on arrival items and items that do not appear the same as listed on our website, and exclude damaged goods caused by misuse or unauthorized repair. Provisions for estimated expenses related to product warranties are made at the time products are sold. These estimates are established using historical information about the nature, frequency and average cost of warranty claim settlements as well as product manufacturing and recovery from suppliers. Management actively studies trends of warranty claims and takes action to improve product quality and minimize warranty costs. We estimate the actual historical warranty claims coupled with an analysis of unfulfilled claims to record a liability for specific warranty purposes. As of 2022 and June 30, 2023, products returned for repair or replacement have been immaterial. Accordingly, a warranty liability has not been deemed necessary.

Disaggregated Revenue

In accordance with ASC 606-10-50-5, we have taken into consideration the nature, amount, timing, and uncertainty of revenue and cash flows, and have determined to disaggregate our net sales by whether the products are tobacco or cannabis products, as it is important information for the Company to make resource allocation decisions. The net sales disaggregated by products for the years ended June 30, 2022 and 2023 were as follows, respectively:

	Years ended June 30,
Net sales by products branded	2022	2023
Tobacco vaping products	$68,116,810	$75,562,711
Cannabis vaping products	19,978,608	40,042,825
Total	$88,095,418	$115,605,536

Income Tax

We account for income taxes under ASC 740. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period including the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

The provisions of ASC 740-10 prescribe a more-likely-than-not threshold for consolidated financial statement recognition and measurement of a tax position taken (or expected to be taken) in a tax return. This interpretation also provides guidance on the recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and related disclosures. For the years ended June 30, 2023 and 2022, we did not incur any interest or penalties related to an uncertain tax position. We do not believe that there were any uncertain tax positions as of June 30, 2023 and June 30, 2022.

Recent Accounting Pronouncements

The discussion of the recent accounting pronouncements contained in our consolidated financial statements, “Summary of Significant Accounting Policies,” is incorporated herein by reference.

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

ITEM 7A. Quantitative and Qualitative Disclosure About Market Risk

As a “smaller reporting company” we are not required to provide information required by this Item.

ITEM 8. Financial Statements and Supplementary Data

The financial statements begin on page F-1.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

[None]

ITEM 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Co-Chief Executive Officer, who is our principal executive officer, and our Chief Financial Officer, who is our principal financial and accounting officer (together, the “Certifying Officers”), or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including the Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not effective, due to the lack of controls needed to enable us to record assets acquired from a controlling stockholder in accordance with GAAP. Our failure to have such controls is place resulted in the need for us to restate our unaudited financial statements for the six months ended December 31, 2022 and the three and nine months ended March 31, 2023. As a result of the restatement, our net loss for the six months ended December 31, 2022 decreased from $2,950,921, or $0.06 per share (basic and diluted), to $2,178,290, or $0.04 per share (basic and diluted) and our net loss for the nine months ended March 31, 2023 decreased from $6,057,776, or $0.12 per share (basic and diluted), to $4,512,513, or $0.09 per share (basic and diluted), and a decline in stockholders’ equity at December 31, 2022 from $83,218,167 to $9,730,883, and at March 31, 2023 from $79,953,608 to $7,238,957. Management believes that the financial statements included in this annual report present fairly in all material respects our financial position, results of operations and cash flows for the periods presented in accordance with GAAP.

Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Annual Report on Internal Controls over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2023. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the issuing company’s annual or interim financial statements will not be prevented or detected on a timely basis. Our need to restate our unaudited financial statements for the six months ended December 31, 2022 and the nine months ended March 31, 2023 reflects a material weakness. Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of June 30, 2023, due to the previously discussed material weaknesses in our internal control over financial reporting

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This Report does not include an attestation report of our internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

At June 30, 2022, as a privately owned company, we were not subject to the Sarbanes-Oxley Act of 2002, the rules and regulations of the SEC, or other corporate governance requirements applicable to public reporting companies with respect to the establishment of internal controls over financial reporting. During the year ended June 30, 2023, we developed and commenced the implementation of internal controls over financial reporting, and we are continuing to develop and implement internal controls over financial reporting particularly in view of the material weakness described above. In this connection, subsequent to June 30, 2023, we appointed a new chief financial officer and a vice president of finance, as part of our program to develop and implement effective internal controls over financial reporting.

Item 9B. Other Information

Not Applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not Applicable.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Listed below are the names of the directors and executive officers of the Company, their ages as of the date of this Annual Report, their positions held and the year they commenced service with the Company.

Name	Age	Position/Title
Tuanfang Liu[3]	50	Co-Chief Executive Officer and Chairman
Michael Wang	60	Co-Chief Executive Officer and President of Aspire North America
Daniel J. Machock	48	Chief Financial Officer
Tirdad Rouhani	40	Chief Operating Officer
Jiangyan Zhu	47	Director
Christopher Robert Burch[1,2,3]	55	Independent Director
Brent Cox[1,2]	40	Independent Director
John Fargis[1,2,3]	57	Independent Director

[1]	Member of the Audit Committee
[2]	Member of the Compensation Committee
[3]	Member Nominating and Corporate Governance Committee.

Tuanfang Liu has been serving as our chairman of the board of directors and chief executive officer since our organization and co-chief executive officer since August 7, 2023. Mr. Liu has also served as chairman of the board and chief executive officer of Aspire Global, a position he has held since its organization. Mr. Liu also serves as chairman of Shenzhen Yi Jia since he founded the company in June 2010. He is responsible for our daily operations and research and development of the e-cigarette and cannabis vaporizer technology products. Mr. Liu has served as the vice-chairman of the European Union E-cigarette Association since 2019, vice-chairman and founding member of the Canada E-cigarettes Association since 2019, vice chairman of the China Electronics Chamber of Commerce since 2017, and executive vice-chairman and founder of the Shenzhen E-Vapor Industry Association since October 2017. He received “Shenzhen High-level Professionals” award in 2019. Mr. Liu holds doctorate degrees in business management from Victoria University School of Management in Switzerland and EuroPort Business School in the Netherlands, respectively. He has more than 14 years of experience in research and development of the e-cigarette products and quality control management. Mr. Liu is the spouse of Jiangyan Zhu.

Michael Wang has been serving as co-chief executive officer since August 7, 2023, having served as our chief financial officer from our organization until August 7, 2023, and he has served as president of Aspire North America since its organization in 2020. Mr. Wang served chief financial officer of Aspire Global from August 2020 until his resignation in September 2022. Mr. Wang is an experienced chief executive officer, chief operating officer and president of various companies with leadership skills in profit and loss management, finance, human resources, products, technology, sales and operations. Mr. Wang has approximately 12 years of internet technology and e-commerce experience. From September 2018 through August 2020, he was the president, chief operating officer and co-chief executive officer of The Pharm/Sunday Goods (located in California and Arizona), a vertically integrated leader in the cannabis cultivation, processing, manufacturing, distribution, wholesale, and retail industry. Mr. Wang managed and transformed the cultivation, manufacturing and wholesale divisions. Mr. Wang was with Onestop Commerce, a leading e-commerce technology and service company, as president and chief operating officer from February 2013 to July 2015 and as chief executive officer from July 2015 to June 2018. Onestop Commerce managed omni-channel-commerce for major lifestyle brands and retailers. From May 2005 through June 2010, he was the chief operating and fulfillment officer and an investor in Zazzle, a leader in online customization and personalization service. He started his career in 1992 at Honeywell and also worked at Technicolor, ESS Technology and Vitec Group. Mr. Wang received bachelor of science and master of science degrees in aerospace engineering in 1983 and 1985 respectively, from the Beijing University of Aeronautics & Astronautics also known as Beihang University. In 1987, he received a master of science degree in systems engineering from Oakland University in Rochester, Michigan. In 1992, Mr. Wang received an MBA in Finance and General Management from the University of Chicago’s Booth School of Business.

Daniel J. Machock has been our chief financial officer since August 7, 2023. Mr. Machock has 25 years of experience overseeing the financial strategy and performance for a number of companies. From January 2017 to October 2021, Mr. Machock was the chief financial officer at Appetize Technologies, a point-of sale hardware and software company. Prior to that, he was chief financial officer at Chrome River (2016-2017), chief financial officer at PostSMSCo (2010-2016), and vice president- finance and controller at Business.com (2004-2010). Early in his career, he worked in public accounting at Ernst and Young. Mr. Machock received his bachelor’s degree in accounting and finance from Indiana University.

Tirdad Rouhani has been the chief operating officer since July 2022. In the prior four years, Mr. Rouhani has been deeply entrenched in the cannabis industry.  He held the role of chief operating officer at Touchstone (one of the largest cannabis extraction lab and co-packing businesses in California) before taking on the role of chief executive officer for Napalm Brands in March 2020. Mr. Rouhani co-founded two tech companies before converging on the cannabis industry. Between 2008 and 2015, he was a business process consultant at Live Nation. Mr. Rouhani received his undergraduate and graduate degrees from the University of Arizona where he studied business. He started his career in audit and consulting with Deloitte, expanding into tech and finance, evolving into operating roles.

Jiangyan Zhu has been serving as our director since inception. Ms. Zhu is one of the founders of Aspire Global and is a director of Aspire Global, and, since 2013, she has served as vice president of finance of Shenzhen Yi Jia, where she is responsible for financial management, assisting in human resources management and establishing and improving the automated office system. Ms. Zhu holds a bachelor’s degree in business management from Jiangxi University of Technology. She also holds a Business Management certificate from the College of Continuing Education Graduate School of Shenzhen Tsinghua University. Ms. Zhu is the spouse of Mr. Tuanfang Liu.

Christopher Robert Burch has been serving as a director since July 2023. He has worked in the finance and venture capital industries for more than 15 years. Currently, Mr. Burch is consulting for Bioglobal Inc., a biopesticides company. From September 2020 to May 2022, Mr. Burch served as Chief Financial Officer at Braun Bio-Technology (Shan Dong) Co. Ltd. in China where he was responsible for fundraising and corporate strategies. Prior to that, from January 2020 to September 2020, Mr. Burch served as Chief Financial Officer at Waton Corporation Limited where he was responsible for fundraising, financial planning, cash flow management, investor relations, banking relations, securities licensing, and strategy direction. From July 2019 to November 2019, Mr. Burch worked at Zhejiang Panshi Information Technology Co. Ltd. as a Vice President responsible for corporate strategic investment. From March 2017 to July 2019, Mr. Burch served as a Managing Director at Feiyang Group Co. Ltd. in Hong Kong and China where he was responsible for fundraising and providing advisory services to the sector. Prior to joining the Company, from October 2008 to October 2014 Mr. Burch served on the board of directors of KeenHigh Technologies Limited, listed on Taiwan’s Emerging Stock Market (TW:3651). In 2006, Mr. Burch received a Master of Business Administration with a focus on technology management from Tsinghua University. In 1993, Mr. Burch received a bachelor’s degree in business administration with concentration in decision sciences from Georgia State University. In 1991, Mr. Burch received a bachelor’s degree in business administration with concentration in finance from University of Georgia. We believe that Mr. Burch is well qualified to serve as a member of our board of directors because of his experience in finance, operations of public companies and corporate fundraising and strategy.

Brent Cox has been serving as a director since April 2023. He also serves as the co-founder and managing partner of The Inception Companies, a private investment firm, a position he has held since 2016. From September 2008 to April 2016, he served as a principal investor of the Yucaipa Companies, a Los Angeles, California based private equity firm where he was responsible for sourcing, analyzing and executing investment opportunities, structuring financing for investments and monitoring the performance and strategic initiatives of its portfolio companies. From 2006 to 2008, Mr. Cox served as an investment banking analyst in the Leveraged Finance Group of Jefferies & Co. a multinational independent investment bank and financial services company. Mr. Cox received a bachelor of science degree from the University of Southern California. Mr. Cox previously served on the boards of Medmen Enterprises Inc. (OTC: MMNFF), The Pharm, LLC, Pacific Dutch Group, LLC, and has also served as a board observer for Soho House & Co Inc. (NYSE: SHCO), Americold Realty Trust (NYSE: COLD), Versacold International Corp, Stephen Webster Limited, Garrard & Co. Limited, and Eimskipafélag Íslands hf. (IC: EIM). We believe Mr. Cox is well-qualified to serve as a member of our board of directors due to his experience in investment banking and prior corporate governance experience having served on corporate boards of directors.

John Fargis has been serving as a director since April 2023. He is the co-founder and principal of BYG Advantage since June 2014, a Beijing-based platform that outsources business development, sales acceleration bridging best in class technology into the Asia Pacific region. Clients include Hashicorp, Trustonic, Tomorrow.io, and EF. Its services include market analysis, market entry, market acceleration, government relations and special vehicle creation across the region. Mr. Fargis founded and runs Dustybrine LLC, a market entry consulting firm in New York State. Mr. Fargis has been serving as the professor of management, strategy, and emerging markets at Hult International Business School since February 2014, where he teaches courses including strategy, management, emerging markets, leadership, operations and big data. Mr. Fargis has been also serving as the Adjunct Professor of Strategy and China History since January 2014 in Shanghai, China. Mr. Fargis has been serving as the principal Asia-Pacific of Hortonworks since 2014. From March 2010 to December 2013, Mr. Fargis served as the executive vice president and general manager at Kaseya where he incorporated, staffed and ran offices for Kaseya in Beijing, Seoul, Tokyo and Hong Kong. The company was purchased by Insight Venture Partners in June 2013. From 2007 to April 2010, Mr. Fargis served as the vice president sales and general manager of Asia of On2 Technologies which was purchased by Google in February 2010. From August 2005 to October 2007, Mr. Fargis served as the general manager Asia Pacific of Global IP Solutions (GIPS), where he oversaw sales and business development strategy for Global IP Sound (GIPS) in Asia. GIPS provides premiere quality speech processing technology for Voice Over IP (VOIP) networks, and its software enables numerous clients including application providers such as Skype, Google, AOL, Tencent, etc. From January 2004 to July 2005, Mr. Fargis served as the chief executive officer of SiMa Systems, where he oversaw funding and alliance strategy and general management for this digital clipboard solutions company. In 1998, Mr. Fargis received his master of arts in law and diplomacy degree in international consulting at The Fletcher School of Law and Diplomacy. In 1992, Mr. Fargis received his master’s degree in special education at Hunter College. In 1988, Mr. Fargis received his bachelor’s degree in medieval studies at Wesleyan University. We believe Mr. Fargis is well-qualified to serve as a member of our board of directors due to his experience in business strategy, emerging markets, and his contacts and relationships.

Family Relationships

Tuanfang Liu, our chairman and chief executive officer, and Jiangyan Zhu, one of our directors, are married. Other than this relationship, there are no other direct family relationships among any of our directors or executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and ten percent stockholders to file initial reports of ownership and reports of changes in ownership of our common stock with the Commission. Directors, executive officers and ten percent stockholders are also required to furnish us with copies of all Section 16(a) forms that they file. All of our officers, directors and 10% stockholders have filed the required ownership reports.

Director Independence

The Nasdaq Marketplace Rules require a majority of a listed company’s board of directors to be comprised of independent directors within one year of listing. In addition, the Nasdaq Marketplace Rules require that, subject to specified exceptions, each member of a listed company’s audit, compensation and nominating and corporate governance committees be independent and that audit committee members also satisfy independence criteria set forth in Rule 10A-3 under the Exchange Act.

Under Rule 5605(a)(2) of the Nasdaq Marketplace Rules, a director will only qualify as an “independent director” if, in the opinion of our board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In order to be considered independent for purposes of Rule 10A-3 of the Exchange Act, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the audit committee, the board of directors, or any other board committee, accept, directly or indirectly, any consulting, advisory, or other compensatory fee from the listed company or any of its subsidiaries or otherwise be an affiliated person of the listed company or any of its subsidiaries.

Our board of directors has reviewed the composition of our board of directors and its committees and the independence of each director. Based upon information requested from and provided by each director concerning his background, employment and affiliations, including family relationships, our board of directors has determined that each of Brent Cox, John Fargis and Christopher Robert Burch is an “independent director” as defined under Rule 5605(a)(2) of the Nasdaq Marketplace Rules. Because we are a controlled corporation, we have included our chief executive officer, who is not an independent director, as a member and chair of the nominating and corporate governance committee.

Board Committees

Our board of directors has established three standing committees-audit, compensation, and nominating and corporate governance-each of which operates under a charter that has been approved by our board of directors. Copies of each committee’s charter are posted on the Investors section of our website, which is located at ispiretechnology.com. Each committee has the composition and responsibilities described below. Our board of directors may from time to time establish other committees.

Audit Committee

Our audit committee consists of Brent Cox, John Fargis and Christopher Robert Burch, with Mr. Cox as chair. We have determined that each of these three directors satisfies the “independence” requirements of the Nasdaq Listing Rules and meet the independence standards under Rule 10A-3 under the Exchange Act. We have determined that Brent Cox and Christopher Robert Burch qualify as an “audit committee financial expert.” The audit committee oversees our accounting and financial reporting processes and the audits of our financial statements. The audit committee is responsible for, among other things:

●	selecting the independent registered public accounting firm and pre-approving all auditing and non-auditing services permitted to be performed by the independent registered public accounting firm;

●	reviewing with the independent registered public accounting firm any audit problems or difficulties and management’s response;

●	reviewing and approving all proposed related party transactions, as defined in Item 404 of Regulation S-K under the Securities Act;

●	discussing the annual audited financial statements with management and the independent registered public accounting firm;

●	reviewing the adequacy and effectiveness of our accounting and internal control policies and procedures and any special steps taken to monitor and control major financial risk exposures;

●	annually reviewing and reassessing the adequacy of our audit committee charter;

●	meeting separately and periodically with management and the independent registered public accounting firm;

●	monitoring compliance with our code of business conduct and ethics, including reviewing the adequacy and effectiveness of our procedures to ensure proper compliance; and

●	reporting regularly to the board.

Our audit committee reviews all proposed related party transactions on an ongoing basis and any such transactions must be approved by the audit committee. The audit committee also approves certain pricing matters pursuant to our supply agreements with Shenzhen Yi Jia. In determining whether to approve a related party transaction, the audit committee considers, among other factors, the following factors to the extent relevant to the related party transaction:

●	whether the terms of the related party transaction are fair to the Company and on the same basis as would apply if the transaction did not involve a related party;

●	whether there are business reasons for us to enter into the related party transaction;

●	whether the related party transaction would impair the independence of an outside director;

●	whether the related party transaction or the approval of the related party transaction would present an improper conflict of interest for any director or executive officer, taking into account the size of the transaction, the overall financial position of the director, executive officer or the related party, the direct or indirect nature of the director’s, executive officer’s or the related party’s interest in the transaction and the ongoing nature of any proposed relationship, and any other factors the audit committee deems relevant; and

●	any pre-existing contractual obligations.

Compensation Committee

Our compensation committee consists of Christopher Robert Burch, Brent Cox and John Fargis, with Brent Cox as chair. We have determined that each of these directors satisfies the “independence” requirements of the Nasdaq Listing Rules. The compensation committee assists the board in reviewing and approving the compensation structure, including all forms of compensation relating to our directors and executive officers. Tuanfang Liu,our co-chief executive officer may not be present at any committee meeting during which his compensation is deliberated upon. The compensation committee is responsible for, among other things:

●	reviewing and approving, or recommending to the board for its approval, the compensation for our co-chief executive officers and other executive officers;

●	reviewing and recommending to the board for determination with respect to the compensation of our non-employee directors;

●	reviewing periodically and approving any incentive compensation or equity plans, programs or other similar arrangements; and

●	selecting compensation consultant, legal counsel or other adviser only after taking into consideration all factors relevant to that person’s independence from management.

Nominating and Corporate Governance Committee

Our nominating and corporate governance committee consists of Tuanfang Liu, Brent Cox and John Fargis, with Tuanfang Liu as chair. We have determined that Mr. Cox and Mr. Fargis satisfy the “independence” requirements of the Nasdaq Listing Rules. Because we are a controlled corporation, we have included Tuanfang Liu, our co-chief executive officer, who is not an independent director, as a member and chair of the nominating and corporate governance committee. The nominating and corporate governance committee assists the board in selecting individuals qualified to become our directors and in determining the composition of the board and its committees. The nominating and corporate governance committee is responsible for, among other things:

●	recommending nominees to the board for election or re-election to the board, or for appointment to fill any vacancy on the board;

●	reviewing annually with the board the current composition of the board with regards to characteristics such as independence, knowledge, skills, experience, expertise, diversity and availability of service to us;

●	selecting and recommending to the board the names of directors to serve as members of the audit committee and the compensation committee, as well as of the nominating and corporate governance committee itself;

●	developing and reviewing the corporate governance principles adopted by the board and advising the board with respect to significant developments in the law and practice of corporate governance and our compliance with such laws and practices; and

●	evaluating the performance and effectiveness of the board as a whole.

Meetings of the Board and Committees

Our independent directors were appointed, and the committees were formed, at the time of our initial public offering in April 2023. During the period from our initial public offering until June 30, 2023, our board of directors met telephonically one time and also acted by unanimous written consent. During this period, the audit committee met one time, the nominating and corporate governance committee met once and the compensation committee did not meet.

Code of Conduct

Our board of directors has adopted a written code of conduct that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We have posted on our website a current copy of the code and all disclosures that are required by law or Nasdaq Marketplace Rules concerning any amendments to, or waivers from, any provision of the code.

Board Leadership Structure

Our board of directors has the ability to select the chairman of the board of directors and a chief executive officer in a manner that it considers to be in the best interests of our company at the time of selection. Currently, Tuanfang Liu and Michael Wang serve as our Co-Chief Executive Officers and and Mr. Liu serves as chairman of the board of directors. We currently believe that this leadership structure is in our best interests. Additionally, three of our five members of our board of directors have been deemed to be “independent” by the board of directors, which we believe provides sufficient independent oversight of our management.

Our board of directors, as a whole and also at the committee level, plays an active role overseeing the overall management of our risks. Our Audit Committee reviews risks related to financial and operational items with our management and our independent registered public accounting firm. Our board of directors is in regular contact with our co-chief executive officers, who report directly to our board of directors and who supervises day-to-day risk management.

Role of Board in Risk Oversight Process

Our board of directors believes that risk management is an important part of establishing, updating and executing on our business strategy. Our board of directors has oversight responsibility relating to risks that could affect the corporate strategy, business objectives, compliance, operations, and the financial condition and performance of our company. Our board of directors focuses its oversight on the most significant risks facing us and on our processes to identify, prioritize, assess, manage and mitigate those risks. Our board of directors receives regular reports from members of our senior management on areas of material risk to us, including strategic, operational, financial, legal and regulatory risks. While our board of directors has an oversight role, management is principally tasked with direct responsibility for management and assessment of risks and the implementation of processes and controls to mitigate their effects on us.

ITEM 11. Executive Compensation

The following table sets forth information regarding the compensation awarded to, earned by, or paid during the years ended June 30, 2023 and 2022, to our chief executive officer and the two most highly paid executive officers other than the chief executive officer who were serving as executive officers at June 30, 2023. These three officers are referred to as our “Named Executive Officers.”

Name and Principal Position	Year Ended June 30,	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Nonequity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Tuanfang Liu	2023	206,720	-	-	-	-	-	-	206,720
CEO(2)(3)	2022	153,757							153,757
Michael Wang	2023	393,447	-	-		-	-	-	393,447
CFO(3)	2022	350,000							350,000
Tirdad Rouhani	2023	233,493	25,000		-	-	-	-	258,493
COO(4)

(1)	The compensation in the table for the year ended June 30, 2022 reflects compensation paid by Aspire North America and/or Aspire Science prior to the date these entities were transferred to us and does not include any dividends received or accrued by Mr. Liu as a 95% stockholder in Shenzhen Yi Jia.

(2)	Mr. Liu’s compensation is paid in Hong Kong dollars, which are converted into U.S. dollars at the average exchange rates during the period, which was 7.8045 Hong Kong dollars to $1.00 for the year ended June 30, 2022 and 7.8367 Hong Kong dollars to $1.00 for the year ended June 30, 2023.

(3)	Mr. Liu and Mr. Wang are currently co-chief executive officers.

(4)	Mr. Rouhani was appointed as chief operating officer on July 1, 2022.

Employment Agreements

We have employment agreements dated January 31, 2023, with Tuanfang Liu, our co-chief executive officer, and Michael Wang, our co-chief executive officer who formerly was our chief financial officer.

Tuanfang Liu

The employment agreement with Mr. Liu has a term of five years and continues on year-to-year basis unless terminated by either us or Mr. Liu on notice given not later than 60 days prior to the expiration of the initial five-year term or any one-year extension. Mr. Liu receives compensation from us at the annual rate of 1,920,000 Hong Kong dollars. Any increase in his annual compensation and any bonus compensation are subject to the discretion of the Compensation Committee and Mr. Liu is also eligible for such options or other equity-based compensation, if any, as may be determined by the Compensation Committee. Mr. Liu will perform his services at such location as he may determine, and we anticipate that he will perform his services in the PRC. The agreement acknowledges that Mr. Liu is also chairman, chief executive officer and a director of Aspire Global and the chief executive officer and 95% owner of Shenzhen Yi Jia. The agreement has customary non-competition and non-solicitation provisions. Mr. Liu has agreed that we have title to all rights to any intellectual property rights which may be developed by Mr. Liu that relate to cannabis or cannabis related vaping or other products during the term of the employment agreement and he will execute such documents as may be necessary to effect our ownership of such intellectual property, including, but not limited to assignment of patents and trademarks. With respect to any intellectual property relating to tobacco vaping and other nicotine products, we shall have an exclusive license in the territory, which is worldwide except for the PRC and Russia, with respect to such intellectual property. We acknowledge the Mr. Liu is also employed as chief executive officer of Aspire Global and Shenzhen Yi Jia. Both Aspire Global and Shenzhen Yi Jia agreed to the provisions of Mr. Liu’s employment agreement relating to intellectual property developed by Mr. Liu. Although Mr. Liu does not receive any compensation from Aspire Global or Shenzhen Yi Jia, for his services as its chief executive officer of Aspire Global, as the 95% owner of Shenzhen Yi Jia, he receives dividends from Shenzhen Yi Jia.

Michael Wang

The employment agreement with Mr. Wang has a term of three years and continues on a quarter-to-quarter basis unless terminated by either us or Mr. Wang on notice given not later than 30 days prior to the expiration of the initial three-year term or any quarterly extension. Mr. Wang receives annual compensation at the rate of $393,447. Any increase in his annual compensation and any bonus compensation are subject to the discretion of the Compensation Committee and Mr. Wang is also eligible for such options or other equity-based compensation, if any, as may be determined by the Compensation Committee. The agreement has customary assignment of invention provisions. In connection with our organization, we issued to Peak Group LLC, a limited liability company owned by Mr. Wang a 2% interest in Aspire Global for services rendered which, when our common stock was issued to the holders of the Aspire Global capital stock, resulted in the issuance to Mr. Wang of 1,000,000 shares of common stock, which were valued at $473,235. The issuance of these shares is treated as compensation for services rendered by Mr. Wang to Aspire Global, the then parent of Aspire North America and Aspire Science, as its chief financial officer.

Daniel J. Machock

We have agreed to pay Daniel J. Machock, our chief financial officer, an initial annual base salary of $300,000 and an annual discretionary performance bonus target of 50% of base salary. In addition, we have granted Mr. Machock an option to purchase 200,000 shares of common stock at an exercise price of $9.22 per share. The option vests over a period of four years.

Employee Benefit Plans

2022 Equity Incentive Plan

In October 2022, our directors and stockholders approved the 2022 Equity Incentive Plan (the “Plan”) pursuant to which up to 15,000,000 shares of common stock may be issued pursuant to options or restricted stock grants. The Plan is administered by the Board of Directors. Awards under the Plan may be granted to officers, directors, employees and those consultants who qualify as a consultant or advisor under the instructions to Form S-8. The Compensation Committee has broad discretion in making awards; provided that any options shall be exercisable at the fair market value on the date of grant.

Outstanding Equity Awards

On June 30, 2023, there were no outstanding equity awards under the Plan.

On August 3, 2023, the board of directors (i) authorized the issuance of a total of 4,483 shares of common stock to Brent Cox, John Fargis and Joel Paritz who were our independent directors on the date of our initial public offering as described below under Director Compensation.

On September 4, 2023, the board of directors, as the administrator of the Plan, granted options to purchase a total of 2,605,000 shares of common stock at an exercise price of $9.76 per share being the closing price on the common stock on the trading day before the date of grant (which was a legal holiday). The options become exercisable cumulatively as to 25% of the shares subject to the option on the first four anniversaries of the date of grant. On September 4, 2023, the board of directors also issued 587,235 restricted stock units which vest cumulatively as to one-third of the restricted stock units on each of the first three anniversaries of the date of grant. The following table sets forth the options and restricted stock grants issued to our executive officers and all other employees as a group.

Name	Shares subject to Options	Restricted Stock Grants
Michael Wang	1,000,000	282,787
Tirdad Rouhani	300,000	84,837
Daniel J. Machock	200,000	40,000
Others	1,105,000	179,611
Total	2,605,000	587,235

In granting the options and restricted stock grants, the board agreed to accelerate the vesting of the options and the restricted stock grants to Mr. Wang, Mr. Rouhani and Mr. Machock and four other option holders and three other restricted stock grantees in the event of a change of control.

Limitation of Liability and Indemnification Matters

Our certificate of incorporation limits the liability of our directors for monetary damages for breach of their fiduciary duties, except for liability that cannot be eliminated under the DGCL. Consequently, our directors will not be personally liable for monetary damages for breach of their fiduciary duties as directors, except liability for any of the following:

●	any breach of their duty of loyalty to us or our stockholders;

●	acts or omissions not in good faith or that involve intentional misconduct or a knowing violation of law;

●	unlawful payments of dividends or unlawful stock repurchases or redemptions as provided in Section 174 of the DGCL; or

●	any transaction from which the director derived an improper personal benefit.

Our certificate of incorporation and bylaws also provide that we will indemnify our directors and executive officers and may indemnify our other officers and employees and other agents to the fullest extent permitted by law. Our bylaws also permit us to secure insurance on behalf of any officer, director, employee or other agent for any liability arising out of his or her actions in this capacity, regardless of whether our bylaws would permit indemnification. We have obtained directors’ and officers’ liability insurance.

The above description of the Indemnification provisions of our bylaws and is qualified in its entirety by reference to these documents, each of which is filed as an exhibit to this annual report.

The limitation of liability and indemnification provisions in our certificate of incorporation and bylaws may discourage stockholders from bringing a lawsuit against directors for breach of their fiduciary duties. They may also reduce the likelihood of derivative litigation against directors and officers, even though an action, if successful, might benefit us and our stockholders. A stockholder’s investment may be harmed to the extent we pay the costs of settlement and damage awards against directors and officers pursuant to these indemnification provisions.

Insofar as indemnification for liabilities under the Securities Act may be permitted to directors, officers or persons controlling us pursuant to the foregoing provisions, we have been informed that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and may be unenforceable. There is no pending litigation or proceeding naming any of our directors or officers as to which indemnification is being sought, nor are we aware of any pending or threatened litigation that may result in claims for indemnification by any director or officer.

Director Compensation

The following table shows the compensation paid to our directors who are not Named Executive Officers during the year ended June 30, 3023.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Nonequity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Jiangyan Zhu(1)	$91,875						$91,875
Joel Paritz(2)	15,000						15,000
Brent Cox	12,000						12,000
John Fargis	12,000						12,000

(1)	Ms. Zhu’s compensation is paid in Hong Kong dollars, which are converted into U.S. dollars at the average exchange rates during the period, which was 7.8367 Hong Kong dollars to $1.00 for the year ended June 30, 2023.

(2)	Mr. Paritz resigned as a director on July 1, 2023.

We have an agreement with Ms. Zhu pursuant to which we pay her annual compensation of 720,000 Hong Kong dollars. Ms. Zhu is also a director of Aspire Global, and she does not receive compensation from Aspire Global.

On August 3, 2023, the board of directors (i) authorized the issuance of a total of 4,483 shares of common stock to Brent Cox, John Fargis and Joel Paritz who were our independent directors on the date of our initial public offering as described below, and (ii) adopted the non-employee director compensation policy. Pursuant to the non-employee director compensation policy:

●	Each outside director (a director who is not also serving as an employee of us or any of our subsidiaries) shall receive an annual cash retainer of $48,000 for his or her service on the Board, and each outside director who serves as chair of the Audit Committee will be paid an additional annual cash retainer of $12,000. The payment is made in four equal quarterly installments. The retainer is pro rated if the outside director is not an outside director for the entire quarter.

●	Each outside director automatically will be granted fully vested shares of the common stock equal in value to such outside director’s retainer for the calendar quarter. The number of shares granted shall be equal to: (A) the retainer earned by the outside director for such calendar quarter, divided by (B) the volume-weighted average price, generally known as VWAP, of our common stock on the principal trading market on which our common stock trades during each trading day of the preceding calendar quarter, rounded down to the nearest whole share. To be eligible for a quarterly share grant an outside director must be serving as an outside director on the last day of the calendar quarter. The shares shall be granted pursuant to our 2022 Equity Incentive Plan or any successor plan. The compensation policy is effective commencing with the quarter beginning July 1, 2023. In August 2023, we issued, pursuant to the Plan, 1,601 shares of common stock to each of Brent Cox, a director, and Joel Paritz, a former director, and 1,281 shares of common stock to John Fargis, a director, for service as a director and, in the case of Mr. Cox and Mr. Paritz, for service as audit committee chair.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our shares of common stock as of September 15, 2023 by:

●	Each holder of 5% or more of our common stock;

●	Each member of our board of directors;

●	Each Named Executive Officer; and

●	All directors and executive officers as a group

For purposes of the following table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or sole or shared investment power with respect to a security, or any combination thereof, and the right to acquire such power (for example, through the exercise of warrants granted by us) within 60 days of September 15, 2023. Unless otherwise indicated, the person identified in this table has sole voting and investment power with respect to all shares shown as beneficially owned by him, subject to applicable community property laws. Unless otherwise noted, the mailing address of each listed beneficial owner is 19700 Magellan Dr, Los Angeles, CA 90502

Name of Beneficial Owners(1)	Number	Percentage
Tuanfang Liu and Jiangyan Zhu (2)(3)(4)	35,750,000	65.2
Pride Worldwide Investment Limited(2)(3)	33,250,000	60.6
Michael Wang(5)	1,425,644	2.6
Tirdad Rouhani	84.,837	*
Daniel J. Machock	40,000	*
Christopher Robert Burch	0	0.0%
Brent Cox	1,601	*
John Fargis	1,281	*
All directors and officers as a group (six individuals owning stock)(2)(3)(5)	37,303,363	68.0%

*	Less than 1%.

(1)	The percentage of ownership is based on 54,856,231 shares of common stock outstanding on September 15, 2023.

(2)	The business address of Pride Worldwide Investment Limited is 14 Jian’an Road, Tangwei Fuyong Town, Bao’an District, Shenzhen, Guangdong Province, China.

(3)	The shares beneficially owned by Tuanfang Liu, our co-chief executive officer, are held by Pride Worldwide Investment Limited. Mr. Liu is the sole stockholder and holds the voting and dispositive power over the common stock held by such entity. Mr. Liu disclaims beneficial interest in shares beneficially owned by his wife, Jiangyan Zhu.

(4)

The shares beneficially owned Jiangyan Zhu, our director and spouse of Tuanfang Liu, are held by Honor Epic International Limited. Ms. Zhu is the sole stockholder and holds the voting and dispositive power over the common stock held by such entity. Ms. Zhu disclaims beneficial interest in shares beneficially owned by her husband.

(5)	The shares beneficially owned by Michael Wang are held by Peak Group LLC. Mr. Wang has sole voting and dispositive powers over the shares of common stock owned by Peak Group LLC.

*	Represents beneficial ownership of less than 1%.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

The following are transactions from July 1, 2021 through June 30, 2023 between us, and enterprises that directly or indirectly through one or more intermediaries, control or are controlled by, or are under common control with, (a) us, (b) our directors; (c) individuals owning, directly or indirectly, an interest in the voting power of the Company that gives them significant influence over the Company, and close members of any such individual’s family; (d) key management personnel, that is, those persons having authority and responsibility for planning, directing and controlling our activities of the Company, including senior management of companies and close members of such individuals’ families; and (e) enterprises in which a substantial interest in the voting power is owned, directly or indirectly, by any person described in (c) or (d) or over which such a person is able to exercise significant influence.

The following are forth the major related parties and their relationships with us:

Name of related parties and relationship with the Company
- Tuanfang Liu is the chief executive officer and chairman of the Company.
- Jiangyan Zhu is the wife of Tuanfang Liu and a director of the Company.
- Eigate (Hong Kong) Technology Co., Limited (“Eigate”) is a company wholly owned and controlled by our chief executive officer.
- Aspire Global is a company controlled by the chief executive officer of the Company.
- Shenzhen Yi Jia is 95% owned by the Company’s chief executive officer and 5% by the chief executive officer’s cousin.

Tuanfang Liu is also Aspire Global’s chief executive officer and a director of both us and Aspire Global, and his wife, Jiangyan Zhu, is also a director of both companies. Mr. Liu and Ms. Zhu beneficially own 66.5% and 5.0%, respectively, of our outstanding common stock and of the outstanding shares of Aspire Global. Michael Wang, our chief financial officer, was chief financial officer of Aspire Global from August 2020 until September 2022.

In connection with our organization in July 2022, we issued a total 50,000,000 shares to the holders of capital stock of Aspire Global in the same proportion as their share ownership in Aspire Global. Prior to the transfer of Aspire North America and Aspire Science to us, Aspire Global issued a 2% equity interest to an entity owned by Michael Wang, our co-chief executive officer, who was Aspire Global’s and our chief financial officer, and a 1.1% interest in Aspire Global to an entity owned by a consultant, in each case for services rendered to Aspire Global and its subsidiaries. When we issued 50,000,000 shares of common stock to the holders of Aspire Global capital stock, these issuances resulted in the entities owned by Mr. Wang and the consultant of 1,000,000 shares and 537,500 shares, respectively. Because the transfer of the equity interest in Aspire North America and Aspire Science from Aspire Global and its wholly-owned subsidiary was made for no consideration to a corporation that had identical stockholders as Aspire Global, these shares are deemed to be outstanding since July 1, 2020.

In connection with the restructure of Aspire Global, on July 29, 2022, for no consideration:

●	Aspire Global transferred 100% of the equity interest in Aspire North America to us.

●	Aspire Holdings transferred 100% of the equity of Aspire Science to our subsidiary, Ispire International.

In the year ended June 30, 2020, Aspire Science, declared a dividend of $3,832,272, which is payable to Tuanfang Liu, who, at the date the dividend was declared, was the sole stockholder of Aspire Science. The dividend was declared prior to the transfer of the equity interest in Aspire Science by Mr. Liu to a subsidiary of Aspire Global, which subsequently transferred the equity interest to Ispire International. During the year ended June 30, 2022, Aspire Science paid $469,633 to Mr. Liu, and the balance due to Mr. Liu was $3,362,639 and $3,384,678 at December 31, 2022, which was paid on February 2, 2023.

For the years ended June 30, 2022 and 2023, substantially all of the Company’s tobacco and cannabis vaping products were purchased from Shenzhen Yi Jia. As of June 30, 2022 and 2023, the accounts payable - related party was $41,982,373 and $51,698,588, respectively, which was payable to Shenzhen Yi Jia. For the years ended June 30, 2022 and 2023, the purchases from Shenzhen Yi Jia were $74,787,679 and $83,060,957, respectively.

As of June 30, 2022, Aspire Science had a balance due to Eigate of $40,672,768, and as at June 30, 2023 the amount due to related party represents $710,910 due to Shenzhen Yi Jia. The balance was all non-interest bearing, unsecured, have no due date and are repayable on demand. Prior to 2020, both Aspire Science and Eigate were owned by Mr. Liu, and Eigate lent money to Aspire Science for working capital. On February 2, 2023, we made the payments to Mr. Liu and Eigate. Although Aspire Science had the funds to make this payment and the dividend payable to Mr. Liu, payment was delayed because, as a result of the size of the transfer, in order to for Aspire Science to wire the money it was necessary for an authorized person to personally go to the bank to wire the funds. This was not possible because of COVID-19 restrictions which required Mr. Liu, who is based in mainland China, to go to the bank in Hong Kong and be subject to quarantine when he returns to mainland China. Since January 8, 2023, no centralized quarantine or mass PCR testing will be undertaken on travelers entering mainland China. Travelers to mainland China are only required to take PCR test 48 hours prior to their departure and report the PCR test findings on their customs health declaration form. Only those whose test results are positive prior to departure will have to postpone their travel until the PCR results turn negative. As a result of these changes, Mr. Liu was able to travel to Hong Kong to make the payments without being subject to quarantine upon his return.

At June 30, 2022 and June 30, 2023, we had the following balance due from related parties:

	As of June 30,
	2022	2023
Shenzhen Yi Jia	$1,872,035	$-
Tuanfang Liu	62,820	-
Total	$1,934,855	$-

The balances are payment made by Aspire Science on behalf of these related parties. These balances were all non-interest bearing, unsecured, have no due date and are repayable on demand, and were paid in full on November 28. 2022. Our audit committee reviews and approves all proposed related party transactions, as defined in Item 404 of Regulation S-K under the Securities Act. The audit committee will not approve any loan or extension of credit in the form of personal loans to or for the benefit of any director or executive officer.

On July 29, 2022, for no consideration:

●	Aspire Global transferred 100% of the equity interest in Aspire North America to the Company, and

●	Aspire Holdings transferred 100% of the equity of Aspire Science to Ispire International.

These transfers were made in connection with a restructure by Aspire Global pursuant to which the equity in Aspire North America and Aspire Science was transferred to us. At the time of the transfer, we had the same stockholders as Aspire Global and the stockholders held the same percentage equity interest in both us and Aspire Global.

Pursuant to the Intellectual Property Transfer Agreement, Mr. Liu, Aspire Global and Shenzhen Yi Jia agreed to transfer to Aspire North America all patent and other intellectual property rights, including trademarks, Know-how and Know-how Documentation, as defined in the agreement, relating to the cannabis vaping products, and to transfer to us any new intellectual property developed or acquired by Mr. Liu, Aspire Global and Shenzhen Yi Jia which relates to cannabis vaping products. The patents and patent applications, all of which are United States patents and applications, have been transferred to Aspire North America.

Pursuant to the Intellectual Property License Agreement, Mr. Liu, Aspire Global and Shenzhen Yi Jia granted Aspire Science a perpetual royalty free sole and exclusive right and license to use and practice all of the Licensed Technology worldwide except for the PRC and Russia. The Licensed Technology includes all patents, know-how, know-how documentation and trademarks, whether now existing or hereafter developed or acquired by, or for, Mr. Liu, Aspire Global and/or Shenzhen Yi Jia that relate, directly or indirectly, to the tobacco vaping market. Pursuant to the License Agreement, neither Mr. Liu, Aspire Global nor Shenzhen Yi Jia has any right to market or sell or grant distributors the right to market or sell tobacco vaping products in the world other than in the PRC and Russia.

In January 2023, Aspire North America and Aspire Science entered into supply agreements with Shenzhen Yi Jia pursuant to which:

●	Shenzhen Yi Jia agreed to sell products to us at the most favorable market price that it sells similar products to third parties and such prices must be commercially reasonable in order to enable us to generate a gross margin based on purchase prices or a purchase price structure acceptable to our audit committee.

●	Shenzhen Yi Jia is to provide us with quality products and services in a timely manner, to provide to our customers the same warrant that we provide to our customer and to honor the warranty.

●	Shenzhen Yi Jia is to give us first priority to the manufacture of our products over any other manufacturing obligations it has.

●	We need to provide Shenzhen Yi Jia with periodic forecasts and place orders consistent with the forecasts.

●	Any intellectual property developed in connection with the manufacture of the cannabis products will be assigned, and the patents and patent applications have been assigned, to Aspire North America pursuant to the Intellectual Property Transfer Agreement and any intellectual property developed in connection with the manufacture of tobacco products will be licensed to Aspire Science pursuant to the Intellectual Property License Agreement.

The agreement has an initial term of ten years, and automatically renews for two-year periods unless terminated by either party on not less than six months’ notice prior to the expiration of the initial term or any two-year extension.

ITEM 14. Principal Accounting Fees and Services

The following table sets forth the fees billed by our independent accountants, MSPC Certified Public Accountants and Advisors, A Professional Corporation (“MSPC”) for the years ended June 30, 2022 and 2023.

	Year Ended June 30,
	2022	2023
Audit fees	$226,205	$643,235
Audit-related fees	$-	$-
Tax fees	$-	$-
All other fees	$-	$-

Audit Fees

Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by MSPC in connection with regulatory filings. The aggregate fees of MSPC for professional services rendered for the audit of our annual financial statements, review of the financial information include in our Forms 10-Q for the respective periods and other required filings with the SEC for the years ended June 30, 2022 and 2023 totaled approximately $226,205 and $643,235, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings. Approximately 70% of the engagement hours were contributed by an affiliated firm.

Audit-Related Fees

Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay MSPC for consultations concerning financial accounting and reporting standards for the years ended June 30, 2022 and 2023.

Tax Fees

We did not pay MSPC for tax services, planning or advice for the years ended June 30, 2022 and 2023.

All Other Fees

We did not pay MSPC for any other services for the years ended June 30, 2022 and 2023.

All Other Fees. None.

Procedures For Board of Directors Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditor

Our audit committee is ultimately responsible for reviewing and approving, in advance, any audit and any permissible non-audit engagement or relationship between us and our independent registered public accounting firm. Our engagement of MSPC to conduct all audit and permissible non-audit related activities incurred during fiscal years 2023 and 2022 were approved by our audit committee in accordance with these procedures.

PART IV

ITEM 15. Exhibits and Financial Statements Schedules

1. Consolidated Financial Statements

Our financial statements and the notes thereto, together with the report of our independent registered public accounting firm on those financial statements, are hereby filed as part of this report beginning on page F-1.

2. Financial Statement Schedules

All financial statement schedules have been omitted since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

3. Exhibits

The following is a complete list of exhibits filed as part of this Form 10-K. Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-K.

Exhibit Number	Description

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form S-1 (No. 333-269470) filed on January 31, 2023).
3.2	Bylaws (incorporated by reference to Exhibit 3.2 of the Registrant’s Registration Statement on Form S-1 (No. 333-269470) filed on January 31, 2023).
4.1	Form of Underwriters’ Warrant (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-1/A (No. 333-269470) filed on February 28, 2023).
10.1	Intellectual Property Transfer Agreement dated September 30, 2022, by and among Aspire Global Inc., Shenzhen Yi Jia, Tuanfang Liu, Aspire North America LLC and Ispire Technology Inc. (incorporated by reference to Exhibit 10.1 of the Registrant’s Registration Statement on Form S-1 (No. 333-269470) filed on January 31, 2023).
10.2	Intellectual Property License Agreement dated September 30, 2022, by and among Aspire Global Inc., Shenzhen Yi Jia, Tuanfang Liu, Aspire Science and Technology Limited and Ispire Technology Inc. (incorporated by reference to Exhibit 10.2 of the Registrant’s Registration Statement on Form S-1 (No. 333-269470) filed on January 31, 2023).
10.3	Employment agreement dated January 31, 2023, between the Company and Tuanfang Liu (incorporated by reference to Exhibit 10.3 of the Registrant’s Registration Statement on Form S-1/A (No. 333-269470) filed on February 16, 2023).
10.4	Employment agreement dated January 31, 2023, between the Company and Michael Wang (incorporated by reference to Exhibit 10.4 of the Registrant’s Registration Statement on Form S-1/A (No. 333-269470) filed on February 16, 2023).
10.5	2022 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.6 of the Registrant’s Registration Statement on Form S-1 (No. 333-269470) filed on January 31, 2023).
10.6	Form of independent director agreement with Brent Cox (incorporated by reference to Exhibit 10.7 of the Registrant’s Registration Statement on Form S-1/A (No. 333-269470) filed on February 28, 2023).
10.7	Form of independent director agreement with John Fargis (incorporated by reference to Exhibit 10.8 of the Registrant’s Registration Statement on Form S-1/A (No. 333-269470) filed on February 28, 2023).
10.9	Distributorship Agreement dated January 1, 2021, between Aspire Science and Technology Limited and Your-Buyer International Limited (incorporated by reference to Exhibit 10.10 of the Registrant’s Registration Statement on Form S-1(No. 333-269470) filed on January 31, 2023.
10.10	Supply agreement dated January 27, 2023 by and between Aspire North America LLC and Shenzhen Yi Jia.(incorporated by reference to Exhibit 10.11 of the Registrant’s Registration Statement on Form S-1 (No. 333-269470) filed on January 31, 2023.
10.11	Supply agreement dated January 27, 2023 by and between Aspire Science and Technology Limited and Shenzhen Yi Jia (incorporated by reference to Exhibit 10.12 of the Registrant’s Registration Statement on Form S-1 (No. 333-269470) filed on January 31, 2023.
21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 of the Registrant’s Registration Statement on Form S-1 (No. 333-269470) filed on January 31, 2023).
23.1*	Consent of MSPC Certified Public Accountants and Advisors, A Professional Corporation
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Sarbanes-Oxley Act.
32**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act**
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed herewith.
**	Furnished and not filed herewith.

ITEM 16. Form 10-K Summary

Not applicable

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 19th day of September. 2023.

ISPIRE TECHNOLOGY INC.

By:	/s/ Michael Wang
Michael Wang
Co-Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Daniel J. Machock
Daniel J. Machock
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Act, this Registration Statement has been signed by the following persons in the capacities and on the date indicated:

Signature	Title	Date

/s/ Tuanfang Liu	Co-Chief executive officer and director	September 19, 2023
Tuanfang Liu	(principal executive officer)

/s/ Michael Wang	Co-Chief executive officer	September 19, 2023
Michael Wang	(principal executive officer)

/s/ Daniel J. Machock	Chief financial officer	September 19, 2023
Daniel J. Machock	Principal financial and accounting officer
/s/ Jiangyan Zhu	Director	September 19, 2023
Jiangyan Zhu

/s/ Christopher Robert Burch	Director	September 19, 2023
Christopher Robert Burch

/s/ Brent Cox	Director	September 19, 2023
Brent Cox

/s/ John Fargis	Director	September 19, 2023
John Fargis

ISPIRE TECHNOLOGY INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Ispire Technology Inc. and Subsidiaries

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Ispire Technology Inc. and Subsidiaries (the Company) as of June 30, 2023 and 2022, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders' equity, and cash flows for each of the years in the two-year period ended June 30, 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2023, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ MSPC

MSPC

Certified Public Accountants and Advisors,

A Professional Corporation

We have served as the Company's auditor since 2022.

New York, New York

September 19, 2023

www.mspc.cpa
An independent firm associated with Moore Global Network Limited	340 North Avenue, Cranford, NJ 07016-2496 546 5th Avenue, 6th Floor, New York, NY 10036-5000	908 272-7000 212 682-1234

ISPIRE TECHNOLOGY INC.

CONSOLIDATED BALANCE SHEETS

	June 30,
	2022	2023
Assets
Current assets:
Cash and cash equivalents	$74,480,651	$40,300,573
Accounts receivable, net	8,260,574	24,526,262
Inventories, net	14,580,557	7,472,108
Prepaid expenses and other current assets	192,499	3,378,617
Due from related parties	1,934,855	-
Held-to-maturity investment	-	9,133,707
Total current assets	99,449,136	84,811,267
Other assets:
Property, plant and equipment, net	114,025	1,088,131
Rental deposit	876,100	732,334
Right-of-use assets – operating leases	295,804	4,061,617
Total other assets	1,285,929	5,882,082
Total assets	$100,735,065	$90,693,349
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$290,541	$1,274,391
Accounts payable – related party	41,982,373	51,698,588
Contract liabilities	1,672,051	988,556
Dividends payable	3,362,639	-
Accrued liabilities and other payables	159,296	281,361
Due to related parties	40,672,768	710,910
Income tax payable - current	481,113	63,853
Operating lease liabilities – current portion	347,541	944,525
Total current liabilities	88,968,322	55,962,184

Other liabilities:
Operating lease liabilities – net of current portion	-	3,356,232
Total liabilities	$88,968,322	$59,318,416
Stockholders’ equity:
Common stock, par value $0.0001 per share; 140,000,000 shares authorized; 50,000,000 and 54,222,420 shares issued and outstanding as of June 30, 2022 and June 30, 2023	5,000	5,422
Preferred stock, par value $0.0001 per share, 10,000,000 shares authorized, no shares issued at June 30, 2022 and 2023	-	-
Additional paid-in capital	-	25,685,475
Accumulated other comprehensive loss	(184,664)	(163,768)
Retained earnings	11,946,407	5,847,804
Total stockholders’ equity	11,766,743	31,374,933
Total liabilities and stockholders’ equity	$100,735,065	$90,693,349

See notes to consolidated financial statements.

ISPIRE TECHNOLOGY INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Years ended June 30,
	2022	2023
Revenue	$88,095,418	$115,605,536
Cost of revenue	74,789,378	94,529,769
Gross profit	13,306,040	21,075,767
Operating expenses:
Sales and marketing expenses	5,503,630	4,714,923
General and administrative expenses	8,791,081	20,929,978
Total operating expenses	14,294,711	25,644,901
Loss from operations	(988,671)	(4,569,134)
Other income (expense):
Interest income	5,078	195,209
Exchange gain(loss), net	58,143	(324,225)
Other income(expense), net	122,394	(155,150)
Total other income(expense), net	185,615	(284,166)
Loss before income taxes	(803,056)	(4,853,300)
Income taxes - current	(1,071,097)	(1,245,303)
Net loss	$(1,874,153)	$(6,098,603)
Other comprehensive (loss) income
Foreign currency translation adjustments	(117,085)	20,896
Comprehensive loss	(1,991,238)	(6,077,707)
Net loss per share
Basic and diluted	$(0.04)	$(0.12)
Weighted average shares outstanding:
Basic and diluted	50,000,000	50,725,814

See notes to consolidated financial statements.

ISPIRE TECHNOLOGY INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Ordinary shares		Preferred shares		Additional		Accumulated Other	Total
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Retained Earnings	Comprehensive (Loss)/Income	Shareholders’ Equity

Balance, July 1, 2021	50,000,000	$5,000	-	$-	$-	$13,820,560	$(67,579)	$13,757,981

Net loss	-	-	-	-	-	(1,874,153)	-	(1,874,153)

Foreign currency translation adjustment	-	-	-	-	-	-	(117,085)	(117,085)

Balance, June 30, 2022	50,000,000	$5,000	-	$-	$-	$11,946,407	$(184,664)	$11,766,743

Net loss	-	-	-	-	-	(6,098,603)	-	(6,098,603)

Issuance of common stock	4,222,420	422	-	-	25,685,475	-	-	25,685,897

Foreign currency translation adjustment	-	-	-	-	-	-	20,896	20,896

Balance, June 30, 2023	54,222,420	$5,422	-	$-	$25,685,475	$5,847,804	$(163,768)	$31,374,933

See notes to consolidated financial statements.

ISPIRE TECHNOLOGY INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended June 30,
	2022	2023
Cash flows from operating activities:
Net loss:	$(1,874,153)	$(6,098,603)
Adjustments to reconcile net loss from operations to net cash provided by operating activities:
Depreciation and amortization	10,402	46,662
Depreciation of right-of-use assets	135,141	1,061,442
Accounts receivable impairment	-	3,332,825
Changes in operating assets and liabilities:
Accounts receivable	(3,950,508)	(19,579,339)
Inventories	(11,525,561)	7,108,449
Prepaid expenses and other current assets	29,007	(3,088,466)
Accounts payable	8,875,590	10,574,989
Contract liabilities	543,890	(690,637)
Accrued liabilities and other payables	(282,487)	168,179
Income tax payable	481,113	(417,260)
Net cash used in operating activities	$(7,557,566)	$(7,581,759)

Cash flows from investing activities:
Purchase of property, plant and equipment	(121,516)	(1,020,768)
Purchase of short term investment	-	(9,133,707)
Net cash used in investing activities	$(121,516)	$(10,154,475)

Cash flows from financing activities:
Net proceeds from initial public offering	-	21,735,000
Payment of initial public offering costs	-	(3,475,171)
Proceeds from private placement	-	7,969,221
Payment of private placement costs	-	(543,153)
Payment of dividends of subsidiary	(469,633)	(3,362,639)
Repayment to related parties	(2,498,689)	(37,893,063)
Principal portion of lease payment	(120,942)	(874,039)
Net cash used in financing activities	$(3,089,264)	$(16,443,844)

Net decrease in cash and cash equivalents	(10,768,346)	(34,180,078)
Cash and cash equivalents – beginning of year	85,248,997	74,480,651
Cash and cash equivalents – end of year	$74,480,651	$40,300,573

Supplemental disclosure of cash flow information:
Cash (refund) paid for income taxes	$(69,647)	$1,663,240
Cash paid for interest	$-	$-

See notes to consolidated financial statements.

ISPIRE TECHNOLOGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Aspire Global and the Company are related parties since the same individual was the chief executive officer of both companies, the chief executive officer and his wife are directors of both companies and, prior to the transfer of equity described below, owned 66.5% and 5.0%, respectively, of the equity of both Aspire Global and the Company. At the time of the transfer, the Company had the same stockholders as Aspire Global and the Company’s stockholders held the same percentage interest in the Company as they had in Aspire Global. Because the transfer of the equity in Aspire North America and Aspire Science is a transfer between related parties, the historical financial information of the subsidiaries is carried forward as the historical financial information of the Company and the 50,000,000 shares that were issued at or about the time of the Company’s organization are treated as being outstanding on July 1, 2020.

On July 29, 2022:

●	Aspire Global transferred 100% of the equity interest in Aspire North America to the Company

●	Aspire Holdings transferred 100% of the equity of Aspire Science to Ispire International.

The following table sets forth information concerning the Company and its subsidiaries as of June 30, 2023:

Name of Entity	Date of Organization	Place of Organization	% of Ownership	Principal Activities
Ispire Technology Inc.	June 13, 2022	Delaware	Parent Company	Holding Company
Ispire International	July 6, 2022	BVI	100%	Holding Company
Aspire North America	February 22, 2020	California	100%	Sales and Marketing
Aspire Science	December 9, 2016	Hong Kong	100%	Sales and Marketing

Ispire is a holding company and does not engage in any active operations. Its business is conducted by its two operating subsidiaries, Aspire North America, which is engaged in the development, marketing and sales of cannabis vapor products, which were introduced in mid-2020, and Aspire Science, which is engaged in the development, marketing and sales of tobacco vaping products.

In October 2022, the directors and stockholders of the Company approved the 2022 Equity Incentive Plan (the “Plan”) pursuant to which up to 15,000,000 shares of common stock may be issued pursuant to options or restricted stock grants. The Plan will be administered by the Compensation Committee. Awards under the Plan may be granted to officers, directors, employees and those consultants who qualify as a consultant or advisor under the instructions to Form S-8. Awards are made at the discretion of the Board of Directors; provided that any options shall be exercisable at the fair market value on the date of grant. As of June 30, 2023, no awards had been granted since the Plan was approved.

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

The extent to which COVID-19 impacts the Company’s operations on an ongoing basis is highly uncertain. Since the Company’s products are presently manufactured in China by a related party, any changes in the outbreak in China and any changes in the Chinese government’s policy may affect the Company’s supplier’s operations which could affect its ability to manufacture and deliver product in a timely manner.

Supply Chain Risks

One of effects of the COVID-19 has been delays resulting from supply chain issues, which relate to the difficulty that companies have in having their products manufactured, shipped to the country of destination, and delivered from the port of entry to the customer’s location. As the port delays have significantly decreased, the Company does not believe that the supply chain issues that affected its operations are currently affecting the Company. The Company cannot assure you that delays will not affect its business in the future.

In 2021, Shenzhen Yi Jia, the Company’s principal supplier of products, suffered a chip shortage resulting in a slowdown in delivery of its products to the Company from April to August 2021. To secure the supply of chips, Shenzhen Yi Jia has advised the Company that it has obtained a supply of chips to meet its production needs and the chip shortage no longer affects its production. In 2022, a slowdown in the delivery of components to Shenzhen Yi Jia resulting from supply chain slowdowns as a result of the effects of mainland China’s COVID policy resulted in an increase in cost of revenue during the period. The Company cannot assure you that it will not suffer from a chip shortage or that the effects of China’s COVID policy will not affect Shenzhen Yi Jia’s ability or the ability of its suppliers to delivery products in a timely manner.

Market and Economic Conditions

In recent years, the United States and other markets have experienced cyclical or episodic downturns, and worldwide economic conditions remain uncertain, including, as a result of the COVID-19 pandemic, supply chain disruptions, the Russian invasion of Ukraine, instability in the U.S. and global banking systems, rising fuel prices, increasing interest rates or foreign exchange rates and increased inflation and the possibility of a recession. A significant downturn in economic conditions may affect the market for the Company’s products and its supplier’s ability to provide products on acceptable terms.

The Company cannot predict the timing, strength, or duration of any future economic slowdown or any subsequent recovery generally, or in any industry. If the conditions in the general economy and the markets in which the Company operates worsen from present levels, its business, financial condition, operating results could be adversely affected.

E-cigarette regulation

Regulation regarding e-cigarette varies across countries, from no regulation to a total ban. The legal status of e-cigarettes is currently pending in many countries. But as e-cigarettes have become more and more popular recently, many countries are considering imposing more stringent law and regulations to regulate this market. Changes in existing law and regulations and the imposition of new laws, regulation in countries and regions that our major customers located in may adversely affect the Company’s business.

The Federal Food, Drug, and Cosmetic Act requires all Electronic Nicotine Delivery Systems (“ENDS”) product manufacturers that market products in the United States to submit Premarket Tobacco Product Applications (“PMTAs”) to the FDA. For ENDS products that were on the U.S. market on August 8, 2016, a PMTA was required to be submitted to the FDA by September 9, 2020; for ENDS products that were not on the U.S. market prior on August 8, 2016, and for which a PMTA was not filed by September 9, 2020, a PMTA a premarket authorization issued in response to a PMTA is required before the subject product may enter the U.S. market. The Company has submitted a PMTA filing for one ENDS product, and, under apparent FDA policies, the agency will not enforce the premarket review requirements for that product pending review of its PMTA. However, even with submission of the PMTA application, the FDA may reject the Company’s application and may prevent the Company’s ENDS products from being sold in U.S., which will adversely affect the Company’s business.

Amendments to the Prevent All Cigarette Trafficking (“PACT”) Act, which became law in 2021, extend the PACT Act to include e-cigarette and all vaping products, and place significant burdens on sellers of vaping products in the United States which may make it difficult to operate profitably in the United States. Because of tighter government regulations, the Company has stopped marketing tobacco vaping products in the United States, as the volume of sales from the one tobacco vaping product which the Company may sell in the United States does not justify the marketing and regulatory costs involved.

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

The European Commission issued the Tobacco Products Directive (the “TPD”), which became effective on May 19, 2014 and became applicable in the European Union member states on May 20, 2016. The TPD regulates e-cigarettes on the packaging, labelling and ingredients of the products on the European Union market, the creation of smoke-free environments, tax measures and activities against illegal trade and anti-smoke campaigns. Member states of the European Union are required to ensure that advertisements for any tobacco related product are prohibited, and no promotion shall be made as to those devices with an intention to promote e-cigarettes. For the e-cigarettes released after May 20, 2016, TPD requires e-cigarette manufacturers to submit product sales applications to the regulatory market six months in advance, and ensure their products can meet the TPD requirements before they can be released. The Company has complied with TPD requirement that for all its tobacco products sold in Europe.

The sale of cannabis vaping products is illegal in the European Union and the United Kingdom.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Certain items for June 30, 2022 have been reclassified to conform to the June 30, 2023 presentation.

Emerging growth company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Basis of consolidation

The consolidated financial statements include the financial statements of the Company and its subsidiaries as if the subsidiaries were acquired by the Company as of July 1, 2020. All inter-company transactions and balances have been eliminated upon consolidation.

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

Cash and cash equivalents

Cash includes currency on hand, deposits held by banks that can be added or withdrawn without limitation and highly liquid investments with maturities of three months or less when purchased.

Fair value measurement

The Company applies ASC Topic 820, Fair Value Measurements and Disclosures, which defines fair value, establishes a framework for measuring fair value, and expands financial statement disclosure requirements for fair value measurements.

ASC Topic 820 defines fair value as the price that would be received from the sale of an asset or paid to transfer a liability (an exit price) on the measurement date in an orderly transaction between market participants in the principal or most advantageous market for the asset or liability.

ASC Topic 820 specifies a hierarchy of valuation techniques, which is based on whether the inputs into the valuation technique are observable or unobservable. The hierarchy is as follows:

●	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

●	Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

●	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value. Unobservable inputs are valuation technique inputs that reflect the Company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

Accounts receivable

Accounts receivable are recognized and carried at the original invoiced amount less an allowance for any potential uncollectible amounts. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Past due accounts are generally written off against the allowance for bad debts only after all collection attempts have been exhausted and the potential for recovery is considered remote.

The Company have different payment terms for different businesses. For tobacco vaping business, the Company requires a deposit of 30% of sales amount upon placing order, and the payment of remaining 70% to be made before shipment. For cannabis vaping business, tailored payment term are designed for each customer, based on business relationship, order size and other considerations. The Company maintains an allowance for potential credit losses on accounts receivable. The Company reviews accounts receivable on a periodic basis. For tobacco vaping business, the Company makes provisions of 80% for accounts receivable aged between 1.5 years to 2 years, and 100% for balances aged over 2 years. For cannabis business, the Company makes provisions of 10% for accounts receivable aged over 3 months. Additionally, specific provisions are made when there is doubt as to collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, the customer’s payment history, the customer’s current credit-worthiness and current economic trends. The Company write-off accounts receivable against the provision when they are deemed uncollectible.

Investment

The investment represents a certificate of deposit that the Company holds in HSBC bank. The entire balance of the investment presented on the balance sheet as of June 30, 2023 is $9,133,707 and it matures on February 8, 2024.

Inventories

Inventories mainly consist of finished goods purchased from suppliers. Inventories are stated at the lower of cost or net realizable value. The cost of an inventory item is determined using the weighted average method.

When management determines that certain inventories may not be saleable, or when inventory costs exceed expected market value due to obsolescence or damage, the Company will record the difference between the cost and the net realizable value as a write down of inventories. The net realizable value is determined based on the estimated selling price, in the ordinary course of business, less estimated costs necessary to make the sale. These writedowns are recorded based on estimates. The Company did not write down any inventory during the years ended June 30, 2022 and 2023. When there is an indicator, the Company evaluates the ability to realize the value of inventories based on a combination of factors such as forecasted sales, estimated current and future market value.

Property, plant and equipment, net

Property, plant and equipment are stated at cost less accumulated depreciation and depreciated on a straight-line basis over the estimated useful lives of the assets from the time the assets are placed in service. Cost represents the purchase price of the asset and other costs incurred to bring the asset into its existing use. The cost of repairs and maintenance is expensed as incurred; major replacements and improvements are capitalized.

When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income/loss in the year of disposition. Estimated useful lives are as follows:

Estimated Useful Life
Office and other equipment	3 - 5 years
Furniture & fixtures	7 years
Leasehold improvements	Shorter of the term of the lease or the estimated useful life of the assets

Leases

A contract is, or contains, a lease if the contract conveys a right to control the use of an identified asset for a period of time in exchange for consideration. Control is conveyed where the customer has both the right to obtain substantially all of the economic benefits from use of the identified asset and the right to direct the use of the identified asset. All leases with an initial term of more than 12 months are recognized as assets representing the right-of-use of the underlying asset and liabilities representing the obligation to make lease payments. Both the assets and the liabilities are initially measured as present value of the discounted lease payments over the lease term. As the Company’s leases typically do not provide an implicit rate, the Company uses an estimate of its incremental borrowing rate based on the information available at the lease commencement date to determine the discount rate. Right-of-use assets are measured at cost less any accumulated depreciation and impairment losses and adjusted for any re-measurement of the lease liabilities. Right-of-use assets are depreciated on a straight-line basis over the shorter of the useful lives of the assets or the lease terms. Lease liabilities are initially measured at the present value of the lease payments to be made under the lease terms and subsequently adjusted by the effect of the interest on and the settlement of the lease liabilities, and the re-measurement arising from any reassessment of the lease liabilities or lease modifications.

Lease payments on leases with an initial term of twelve months or less and leases of low-value assets are recognized as an expense on a straight-line basis over the lease term and are not treated as right of use assets.

Accounts payable

Accounts payable represents payables to suppliers. The Company’s major supplier is a related party to the Company. See Note 13.

Contract liabilities

Contract liabilities represent advanced deposits received from customers after an order has been placed but before a product has been shipped. The Company’s normal policy is to require a customer deposit in the range of 25% to 30% of the purchase price upon placement of a sales order, although the Company exempts certain customers from this requirement. Contract liabilities are realized as revenue when the conditions to revenue recognition are met, primarily when control of goods has transferred to customers.

Impairment of long-lived assets

In accordance with ASC Topic 360-10, Impairment and Disposal of Long-Lived Assets, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not record any impairment charge for the years ended June 30, 2022 and 2023.

Revenue recognition

The Company sells its products to customers around the world and recognizes revenue in accordance with the guidance of ASC 606, Revenue from Contracts with Customers. Revenue is recognized when control of goods has transferred to customers. For the majority of the Company’s customer arrangements, control transfers to customers at a point-in-time when goods have been delivered to the pickup location specified by the customer or a forwarder appointed by the customer, as that is generally when legal title, physical possession and risks and rewards of goods transfer to the customer.

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

There are no material instances where variable consideration is constrained and not recorded at the initial time of sale. Product returns are recorded as a reduction of revenue based on anticipated sales returns that occur in the normal course of business. The Company has elected to present revenue net of sales taxes and other similar taxes.

The Company’s warranties are of an assurance-type and come standard with all Company products to cover repair or replacement should a product not perform as expected by a reasonable customer. The Company offers warranty for all major products, including all types of E-vapor kits, atomizers, replacement coils and mods, but no warranty for accessories such as spare parts or packaging consumables. The Company generally offers a 90 day warranty period from date of purchase for products sold to all regions, but from May 2019, the Company offers a six month warranty period from date of purchase for products sold in the UK and France. The Company offers refund or replacement of products for defects in manufacture, dead on arrival items and items that do not appear the same as listed on the Company’s or distributors’ website, and excludes damaged goods caused by misuse or unauthorized repair. Provisions for estimated expenses related to product warranties are made at the time products are sold. These estimates are established using historical information about the nature, frequency and average cost of warranty claim settlements as well as product manufacturing and recovery from suppliers. Management actively studies trends of warranty claims and takes action to improve product quality and minimize warranty costs. The Company estimates the actual historical warranty claims coupled with an analysis of unfulfilled claims to record a liability for specific warranty purposes. As of June 30, 2022 and 2023, products returned for repair or replacement have been immaterial. Accordingly, a warranty liability has not been deemed necessary.

Disaggregated Revenue

In accordance with ASC 606-10-50-5, the Company has taken into consideration the nature, amount, timing, and uncertainty of revenue and cash flows, and has determined to disaggregate its net sales of tobacco vaping products and cannabis vaping products. The net sales disaggregated by products for the years ended June 30, 2022 and 2023 were as follows:

	Years ended June 30,
Net sales by products branded	2022	2023
Tobacco vaping products	$68,116,810	$75,562,711
Cannabis vaping products	19,978,608	40,042,825
Total	$88,095,418	$115,605,536

Cost of revenue

Cost of revenue for the years ended June 30, 2022 and 2023 consisted primarily of the cost of purchasing vaping products, which were purchased from a related party. See Note 13.

Shipping and handling costs

Shipping and handling costs for the years ended June 30, 2022 and 2023 are $335,677 and $298,703, respectively. They are included in the sales and marketing expenses.

Interest income

For the years ended June 30, 2022 and 2023, interest income related to interest on bank deposits.

Income taxes

The Company accounts for income taxes under ASC 740. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period including the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

The provisions of ASC 740-10 prescribe a more-likely-than-not threshold for consolidated financial statement recognition and measurement of a tax position taken (or expected to be taken) in a tax return. This interpretation also provides guidance on the recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and related disclosures. The Company classifies the interest and penalties, if any, as a component of income tax expense. For the years ended June 30, 2022 and 2023, the Company did not incur any interest or penalties related to an uncertain tax position. The Company does not believe that there was any uncertain tax positions as of June 30, 2022 and 2023.

Foreign currency translation

The reporting currency of the Company is the U.S. dollar (“USD”). The functional currency of Aspire Science, which is located in Hong Kong, is the Hong Kong Dollar (“HKD”). For the entities whose functional currency is the HKD, results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. As a result, amounts relating to assets and liabilities reported on the statements of cash flows may not necessarily agree with the changes in the corresponding balances on the balance sheets. Translation adjustments resulting from the process of translating the local currency financial statements into USD are included in determining comprehensive income/loss. Transactions denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing on the transaction dates. Assets and liabilities denominated in foreign currencies are translated into the functional currencies at the exchange rates prevailing at the balance sheet date with any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency included in the results of operations as incurred.

Translations of amounts from HKD into USD were made at the following exchange rates for the respective dates and periods:

	At June 30,
	2022	2023
Consolidated balance sheets:
HKD to $1.00	7.8478	7.8373

Consolidated statements of operations and comprehensive loss:
HKD to $1.00	7.8045	7.8367

Earnings per share

The Company computes earnings per share (“EPS”) in accordance with ASC 260, Earnings per Share. ASC 260 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as net loss divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (for example, convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. The Company has no dilutive securities as of and for the years ended June 30, 2022 and 2023.

Comprehensive loss

Comprehensive loss consists of two components, net loss and other comprehensive (loss) income. The foreign currency translation gain or loss resulting from translation of the financial statements expressed in USD is reported in other comprehensive (loss) income in the consolidated statements of income and comprehensive loss.

Commitments and contingencies

In the normal course of business, the Company is subject to contingencies, such as legal proceedings and claims arising out of its business, which cover a wide range of matters. Liabilities for contingencies are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

If the assessment of a contingency indicates that it is probable that a material loss is incurred and the amount of the liability can be estimated, then the estimated liability is accrued in the Company’s financial statements. If the assessment indicates that a potentially material loss contingency is not probable, but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss, if determinable and material, is disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the nature of the guarantee would be disclosed.

Segment reporting

The Company uses the management approach to determine operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker (“CODM”) for making decisions, allocating resources, and assessing performance. The Company’s CODM has been identified as the chief executive officer, who reviews consolidated results when making decisions about allocating resources and assessing performance of the Company.

The Company’s CODM reviews the consolidated financial results when making decisions about allocating resources and assessing the performance of the Company as a whole and has determined that the Company has only one reportable segment. Notwithstanding that the Company has customers located around the world and the Company’s Hong Kong subsidiary serves as one of the sales and marketing centers, the Company’s long-lived assets and management are located substantially in the U.S. and management operates its business as a single segment.

Related parties

Parties are considered to be related to the Company if the parties, directly or indirectly, through one or more intermediaries, control, are controlled by, or are under common control with the Company. Related parties also include principal owners of the Company, its management, immediate family members of principal owners of the Company and other parties with which the Company may deal with if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. The Company discloses all significant related party transactions in Note 13.

Recent accounting pronouncements

As an emerging growth company, the Company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The Company intends to take advantage of the benefits of this extended transition period.

Accounting pronouncements adopted during the year ended June 30, 2023

In November 2018, the Financial Accounting Standards Boards (“FASB”) issued ASU 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction Between Topic 808 and Topic 606, which clarifies that elements of collaborative arrangements could qualify as transactions with customers in the scope of ASC 606. The amendments require the application of existing guidance to determine the units of account in collaborative arrangement for purposes of identifying transactions with customers. For transactions outside the scope of ASC 606, companies can apply elements of ASC 606 or other relevant guidance by analogy, or apply a reasonable accounting policy if there is no appropriate analogy. ASU 2018-18 is effective retrospectively for us for the year ended June 30, 2023. The adoption of this guidance had no material impact on our financial position, results of operations and cash flows.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, ASU 2020-04, which provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting for contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate (“LIBOR”). Specifically, to the extent the Company’s debt agreements are modified to replace LIBOR with another interest rate index, ASU 2020-04 will permit the Company to account for the modification as a continuation of the existing contract without additional analysis. Companies may generally elect to apply the guidance for periods that include March 12, 2020 through December 31, 2022. The Company did not elect retrospective application. The adoption of this update had no material impact on the Company’s consolidated financial statements.

Accounting pronouncements not yet effective

As the Company is an emerging growth company, the effective dates of the pronouncements applicable to us are the same as those applicable to private companies.

In June 2016, the FASB amended guidance related to the impairment of financial instruments as part of ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The guidance replaces the incurred loss impairment methodology with an expected credit loss model for which a company recognizes an allowance based on the estimate of expected credit loss. For public business entities that meet the definition of a U.S. Securities and Exchange Commission (“SEC”) filer (“SEC filer”), excluding entities eligible to be smaller reporting companies as defined by the SEC, ASU No. 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. For all other entities, including smaller reporting companies, ASU No. 2016-13 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. As an emerging growth company, the Company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The Company intends to take advantage of the benefits of this extended transition period. The Company is in the process of evaluating the impact that this guidance will have on its consolidated financial statements.

On September 29, 2022, FASB issued ASU 2022-04: Liabilities-Supplier Finance Programs (Topic 405-50): Disclosure of Supplier Finance Program Obligations. This update requires that a buyer in a supplier finance program disclose additional information about the program to allow financial statement users to better understand the effect of the programs on an entity’s working capital, liquidity, and cash flows. This update will be effective for the Company for fiscal years beginning after December 15, 2022, except for the amendment on roll forward information, which is effective for fiscal years beginning after December 15, 2023. Early adoption is permitted. The Company does not expect this standard will have a material effect on its consolidated financial statements.

Concentration and risks

Risks and Uncertainties

The Company’s business, financial condition and results of operations may be negatively impacted by risks related to government regulations, natural disasters, extreme weather conditions, health epidemics and other catastrophic incidents, which could significantly disrupt the Company’s operations.

Customer and Supplier Concentration

(a) Customers

For the years ended June 30, 2022 and 2023, the Company’s major customers, who accounted for more than 10% of the Company’s consolidated revenue, were as follow:

	Year Ended June 30,
	2022	2023
Major Customers
A	39%	32%

(b) Suppliers

For the years ended June 30, 2022 and 2023, the Company’s suppliers, who accounted for more than 10% of the Company’s total purchases, were as follows:

	Year Ended June 30,
	2022	2023
Major Suppliers
B(1)	99%	92%

(1)	Major supplier B is Shenzhen Yi Jia, a Chinese company that is 95% owned by the Company’s chief executive officer and principal stockholder. See Note 13.

Credit Risk

The Company is subject to credit risk from cash and cash equivalents, account receivables, financial assets included in prepayments and deposits and amounts due from related parties. All the Company’s cash and cash equivalents are held in major financial institutions located in Hong Kong and the United States, which management believes are of high credit quality. At June 30, 2022 and 2023, the Company had credit risk exposure of uninsured cash in banks of $74,000,991 and $39,792,081, respectively. The Company has policies in place to evaluate credit risk when accepting new business and to limit its credit exposure to individual customers. The management considers the Company does not have a significant concentration of credit risk. The Company does not require collateral to support financial instruments that are subject to credit risk.

3. CASH AND CASH EQUIVALENTS

Below is a breakdown of the Company’s cash balances in banks for both years, both by geography and by currencies (translated into U.S. dollars):

	As of June 30,
By Geography:	2022	2023
Cash in HK	$71,221,649	$25,841,880
Cash in U.S.	3,259,002	14,458,693
Total	$74,480,651	$40,300,573

By Currency:
USD	$64,187,756	$39,835,636
HKD	415,930	363,416
EUR	4,097	59,702
GBP	24,680	22,143
RMB	9,848,188	19,676
Total	$74,480,651	$40,300,573

“HKD” refers to Hong Kong dollars, “GBP” refers to British pounds, and “EUR” refers to Euros.

4. FAIR VALUE MEASUREMENT

As of June 30, 2022 and 2023, information about inputs into the fair value measurement of the Company’s assets and liabilities that are measured at fair value on a recurring basis in periods subsequent to their initial recognition is as follows:

Cash and cash equivalents, accounts receivable, prepaid expenses, other current assets, due from related parties and held-to-maturity investment are financial assets with carrying values that approximate fair value due to their short-term nature. Accounts payable, account payable – related party, contract liabilities, accrued liabilities and other payables and due to related parties are financial liabilities with carrying values that approximate fair value due to their short-term nature.

5. ACCOUNTS RECEIVABLE, NET

As of June 30, 2022 and 2023, accounts receivable consisted of the following:

	As of June 30,
	2022	2023
Accounts receivable – gross	$8,260,574	$26,025,068
Allowance for doubtful accounts	-	(1,498,806)
Accounts receivable, net	$8,260,574	$24,526,262

The Company recorded bad debt expense of nil and $3,332,825 for years ended June 30, 2022 and 2023 respectively.

6. PREPAID EXPENSES AND OTHER CURRENT ASSETS

As of June 30, 2022 and 2023, prepaid expenses and other current assets consisted of the following:

	As of June 30,
	2022	2023
Prepaid inventories	$-	$3,209,413
Other receivable	127,423	127,595
Prepayment	50,460	26,974
Deposit paid	14,616	14,635
Total	$192,499	$3,378,617

Prepayments primarily consist of prepayment for raw materials and consulting services provided by suppliers.

7. PROPERTY, PLANT AND EQUIPMENT, NET

As of June 30, 2022 and 2023, property, equipment and leasehold improvement consisted of the following:

	As of June 30,
	2022	2023
Leasehold improvement	$433	$518,854
Office and other equipment	146,798	339,155
Furniture and fixture	-	309,990
	147,231	1,167,999
Less: accumulated depreciation	(33,206)	(79,868)
Total	$114,025	$1,088,131

For the years ended June 30, 2022 and 2023, depreciation expense amounted to $11,437 and $46,629, respectively.

8. INTANGIBLE ASSETS

On September 30, 2022, an intellectual property transfer agreement and an exclusive license agreement was signed such that all patents, trademarks, Know-how and Know-how Documentation related to cannabis vaping products and tobacco vaping products were transferred from Tuanfang Liu, Aspire Global and Shenzhen Yi Jia to Aspire North America and Aspire Science. As the intangible assets were transferred from Tuanfang Liu, the controlling stockholder, the Company recorded the assets at his cost, which is $0, in accordance with ASC 805-50-30-5 and SEC Staff Accounting Bulletin Topic 5. The Company engaged a third party firm to perform a valuation on the fair values of the intangible assets on the date of transfer and the estimated fair values were $74,259,915, in accordance with ASC 350.

9. CONTRACT LIABILITIES

As of June 30, 2022 and 2023, the Company had total contract liabilities of $1,672,051 and $988,556, respectively. These liabilities are advance deposits received from customers after an order has been placed. The balance of $1,672,051 as of June 30, 2022 was recognized as revenue during 2023. As of June 30 2023, the Company expects all of the contract liabilities to be settled in less than one year. The decrease in balance at June 30, 2023 was due to less orders on hand on that date.

10. LEASES

The Company has operating lease arrangements for office premises for HK and California. These leases typically have terms of two to five years.

Leases with an initial term of 12 months or less are not presented as right-of-use assets on the consolidated balance sheet and are expensed over the lease term. All other lease assets and lease liabilities are recognized based on the present value of lease payments over the lease term at commencement date.

The balances for the right-of-use assets where the Company is the lessee are presented as follow:

	As of June 30,
	2022	2023
Right-of-use assets	$295,804	$4,061,617

Lease liabilities - current	$347,541	$944,525
Lease liabilities – non-current	-	3,356,232
Total	$347,541	$4,300,757

As of June 30, 2023, the maturities of our lease liabilities (excluding short-term leases) are as follows:

As of June 30, 2023
Year Ended June 30,
2024	1,260,719
2025	1,338,878
2026	1,383,636
2027	968,111
2028	80,676
Total future lease payments	5,032,020
Less: imputed interest	(731,263)
Total lease liabilities	4,300,757

The Company incurred lease costs, which includes the amortization of the right-of-use assets and the payment of short-term leases, of $667,712 and $1,237,868 on the Company’s consolidated statements of operations and comprehensive loss for the years ended June 30, 2022 and 2023, respectively.

The Company made payments of $304,291 and $1,141,142 under the lease agreements during the years ended June 30, 2022 and 2023, respectively.

The weighted-average remaining lease term related to the Company’s lease liabilities as of June 30, 2022 and 2023 was 1 and 3.8 years, respectively.

The discount rate related to the Company’s lease liabilities as of both June 30, 2022 and June 30, 2023 was 5.8% and 8.1%. The discount rates are generally based on estimates of the Company’s incremental borrowing rate, as the discount rates implicit in the Company’s leases cannot be readily determined.

As of June 30, 2023, the Company had $0.2 million of future payments under additional leases, primarily for office, which had not yet commenced. This lease, which has a two-year term, will commence in July 2023.

11. ACCRUED LIABILITIES AND OTHER PAYABLES

As of June 30, 2022 and 2023, accrued liabilities and other payables consisted of the following:

	As of June 30,
	2022	2023
Accrued salaries and related benefits	$43,487	$97,314
Other payables	81,226	148,197
Accrued expenses	34,583	35,850
Total	$159,296	$281,361

12. DIVIDENDS PAYABLE

Dividends payable represent a dividend declared by the Company’s HK subsidiary, Aspire Science, in the year ended June 30, 2020, which was payable to Aspire Science’s then sole stockholder, who was the Company’s chief executive officer and is co-chief executive officer. The dividend was declared prior to the transfer of the equity interest in Aspire Science to Aspire Holdings, which subsequently transferred the equity interest to Ispire International. Set forth below is the information relating to the dividend payable at June 30, 2022 and 2023.

	As of June 30,
	2022	2023
At the beginning of the year	$3,832,272	$3,362,639
Dividends declared	-	-
Dividends paid	(469,633)	(3,362,639)
At the end of the year	$3,362,639	$-

13. RELATED PARTY TRANSACTIONS

a)	The table below sets forth the major related parties and their relationships with the Company:

Name of related parties and Relationship with the Company
-Tuanfang Liu is the Chairman of the Company.
-Jiangyan Zhu is the wife of Tuanfang Liu and a director of the Company.
-Eigate (Hong Kong) Technology Co., Limited (“Eigate”) is a wholly-owned subsidiary of Aspire Global.
-Aspire Global is a company controlled by the Chairman of the Company.
-Shenzhen Yi Jia, a Chinese company that is 95% owned by the Company’s chairman and 5% by the chairman’s cousin.

b)	Tuanfang Liu is also Aspire Global’s chief executive officer and a director of both the Company and Aspire Global, and his wife, Jiangyan Zhu, is also a director of both companies. At June 30, 2023, Mr. Liu and Ms. Zhu beneficially owned 66.5% and 5.0%, 61.3% and 4.6%, respectively, of the outstanding shares of both Aspire Global and the Company. See Note 15.

c)	The Company had the following balances due from related parties:

	As of June 30,
	2022	2023
Shenzhen Yi Jia	$1,872,035	$-
Tuanfang Liu	62,820	-
Total	$1,934,855	$-

The balances represent payment on behalf of these related parties, such as freight and tariff charges and others. These balances as of June 30, 2022 were all non-interest bearing, unsecured, have no due date and are repayable on demand and the balances were fully settled in November 2022.

d)	The balances in due to related parties at June 30, 2022 and 2023 represent amount due to Eigate of $40,672,768 and amount due to Shenzhen Yi Jia of $710,910, respectively. These balances were all non-interest bearing, unsecured, have no due date and are repayable on demand.

e)	For the years ended June 30, 2022 and 2023, substantially all of the Company’s tobacco and cannabis vaping products were purchased from Shenzhen Yi Jia. As of June 30, 2022 and 2023, the accounts payable - related party was $41,982,373 and $55,769,526, respectively, which was payable to Shenzhen Yi Jia. For the years ended June 30, 2022 and 2023, the purchases from Shenzhen Yi Jia were $74,787,679 and $83,060,957, respectively.

14. INCOME TAXES

British Virgin Islands (“BVI”)

Under the current laws of the BVI, the Company’s BVI subsidiary, Ispire International, is not subject to income or capital gains taxes. In addition, dividend payments are not subject to withholding tax in the BVI.

Hong Kong

Under the two-tiered profits tax rates regime for Hong Kong, the first 2 million HKD of profits of the qualifying entity will be taxed at 8.25%, and profits above HKD 2 million will be taxed at 16.5%.

United States

The Company and Aspire North America LLC are each subject to the federal income tax rate if in a taxable position.

For the years ended June 30, 2022 and 2023, loss before income taxes consists of:

	Years ended June 30,
	2022	2023
HK	$6,679,431	$7,444,203
U.S.	(7,482,487)	(12,297,503)
Total	$(803,056)	$(4,853,300)

The reconciliation of the actual income taxes to the amount of tax computed by applying the aforementioned statutory tax rate to pre-tax income is as follows:

	Years ended June 30,
	2022	2023
Expected taxation at HK statutory rate	$(132,504)	$(800,795)
Tax effect of two-tiered profits tax regime	(21,142)	(21,055)
Effect of income tax rate difference in other jurisdictions	(336,712)	(553,388)
Non-deductible expenses	116,287	61,208
Non-taxable income	(10,764)	(22,378)
Change in valuation allowance	1,455,390	2,574,664
Others	542	(7,047)
Income tax expense	$1,071,097	$1,245,303

For the years ended June 30, 2022 and 2023, there are net operating losses of $8,519,617 and $14,584,702 that arose from Aspire North America LLC, which can be carried forward indefinitely to offset up to 80% of each year’s taxable income, until fully utilized. At June 30, 2022 and 2023, these net operating loss carryforwards may result in future income tax benefits of $1,789,120 and $3,062,787, respectively.

Valuation allowances provided against the deferred tax assets are related to the net operating loss carryforwards, as the Company’s management does not believe that sufficient positive evidence exists to conclude that the benefits of such deferred tax assets are more likely than not to be realized in full. The amount of the valuation allowance as of June 30, 2022 and 2023 was $1,925,780 and $4,500,444, respectively.

Deferred tax assets and liabilities represent the future effects on income taxes that result from temporary differences and carryforwards that exist at the balance sheet date, and are measured using enacted rates and provisions of the tax law. Deferred tax assets are recognized for deductible temporary differences as well as tax attributes.

Significant components of the Company’s deferred tax liabilities and assets as of June 30, 2022 and 2023 are as follows:

	Years ended June 30,
Deferred tax assets:	2022	2023
Net operating loss carryforward	$1,789,120	$3,062,787
Foreign payables	160,009	981,956
Accounts receivable impairment	-	508,980
Property, plant and equipment	(23,349)	(53,279)
Total deferred tax assets	1,925,780	4,500,444
Less: Valuation allowance	(1,925,780)	(4,500,444)
Net deferred tax asset	$-	$-

Movement of valuation allowance:

	Years ended June 30,
	2022	2023
At the beginning of the year	$375,307	$1,925,780
Current year addition	1,550,473	2,574,664
At the end of the year	$1,925,780	$4,500,444

The Company is subject to income taxes in the U.S. federal, state, and various foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. All of the Company’s tax years will remain open for examination by the US federal and state tax authorities from the date the returns are filed or are due, whichever is later. The Company does not have any tax audits or other issues pending.

15. STOCKHOLDERS’ EQUITY

On April 6, 2023, the Company completed the public offering of 2,700,000 shares of common stock at a public offering price of $7.00 per share, par value $0.0001 per share, with option for underwriters to purchase up to an additional 405,000 at the initial public offering price as over-allotment. On April 25, 2023, the underwriters fully exercised their over-allotment option, and 405,000 shares were issued at public offering price of $7.00 per share, par value $0.0001 per share. These two transactions altogether generated proceeds of $21,735,000, offset by offering costs of $3,475,171, which contributed an increase of share capital of $311 and additional paid in capital of $18,259,518.

On June 26, 2023, pursuant to purchase agreements dated June 26, 2023, the Company sold to three investors in a private placement an aggregate of 1,117,420 shares of common stock, at a purchase price of $7.1318 per share. This private replacement generated proceeds of $7,969,221, offset by offering cost of $543,153, which contributed an increase of share capital of $111 and additional paid in capital of $7,425,957.

16. EARNINGS PER SHARE

The following table presents a reconciliation of basic net loss per share:

	Years ended June 30,
	2022	2023
Net loss	$(1,874,153)	$(6,098,603)
Weighted average basic and diluted ordinary shares outstanding	50,000,000	50,725,814
Net loss per basic and diluted share of common stock	$(0.04)	$(0.12)

17. LEGAL PROCEEDINGS

From time to time, we may be subject to legal or regulatory proceedings, investigations and claims incidental to the conduct of our business.

Other than disclosed below, we are not a party to, nor are we aware of, any legal or regulatory proceedings, investigations or claims which, in the opinion of our management, are likely to have a material adverse effect on our business, financial condition or results of operations.

On March 17, 2021, the FDA sent a letter to Aspire North America requesting that Aspire North America submit documents relating to its marketing practices for Aspire products. Specifically, the FDA requested documents related to youth exposure to Aspire North America’s social media marketing of Aspire as well as Aspire North America’s use of influencers in social media marketing. This request applied to all of Aspire electronic nicotine delivery system (ENDS) products and their components or parts. The FDA requested these documents based on the epidemic of youth ENDS use and based on Aspire North America’s marketing of Aspire products on social media platforms (e.g., Facebook, YouTube, and Instagram). The FDA requested that Aspire North America respond within 60 days but granted a 30-day extension. On June 15, 2021, Aspire North America provided the required information to the FDA. To date, the FDA has not substantively responded or taken any further action in the matter. However, we cannot assure you that the FDA will consider the response adequate and will not initiate regulatory or enforcement action based on an alleged failure to comply with the request or that the FDA will not initiate regulatory or enforcement action on other grounds based on the contents of the documents produced in the response. Either result could materially and adversely affect our business, financial condition, and results of operations.

18. SUBSEQUENT EVENTS

In July 2023, the Company registered the grant of up to 15,000,000 shares of common stock, par value $0.0001 per share, to certain employees of and consultants to the Company either as stock grants, stock options or other equity-based incentives, and the subsequent exercise of any stock options pursuant to the 2022 Equity Incentive plan (the “Plan”).

On September 4, 2023, the Board, as administrator of the Plan, granted pursuant to the Plan non-qualified stock options to its executive officers, and other employees to purchase an aggregate of 2,605,000 shares of common stock, at exercise price of $9.76 per share, being the fair market value on the date of grant. These options shall vest cumulative as to 25% of the shares subject to the options over four years on the annual anniversary of date of grant.

On September 4, 2023, the Board also issued 587,235 restricted stock units to its executive officers, and other employees, pursuant to the Plan. The restricted stock units vest cumulatively as to one-third of the restricted stock units over three years on the annual anniversary of the date of grant.