Form 10-Q
period 2023-09-30
Ispire Technology Inc.
filed 2023-11-14
CIK 1948455

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of September 30, 2023, there were 54,268,992 shares of common stock outstanding.

ISPIRE TECHNOLOGY INC.

i

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this report. Additionally, statements concerning future matters are forward-looking statements.

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

ii

PART I – FINANCIAL INFORMATION

ITEM 1 – Financial Statements

ISPIRE TECHNOLOGY INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three Months Ended September 30,
	2022	2023
Revenue	$26,943,050	$42,864,647
Cost of revenue	22,150,947	35,976,355
Gross profit	4,792,103	6,888,292
Operating expenses:
Sales and marketing expenses	1,501,156	1,068,663
General and administrative expenses	4,505,815	6,730,902
Total operating expenses	6,006,971	7,799,565
Loss from operations	(1,214,868)	(911,273)
Other income (expense):
Interest income	510	72,246
Exchange gain (loss), net	(500,794)	3,661
Other income (expenses), net	(19,201)	(43,204)
Total other income (expense), net	(519,485)	32,703
Loss before income taxes	(1,734,353)	(878,570)
Income taxes - current	(267,401)	(496,045)
Net loss	$(2,001,754)	$(1,374,615)
Other comprehensive (loss) income
Foreign currency translation adjustments	(6,876)	44,463
Comprehensive loss	(2,008,630)	(1,330,152)
Net loss per share
Basic and diluted	$(0.04)	$(0.03)
Weighted average shares outstanding:
Basic and diluted	50,000,000	54,246,212

See notes to unaudited condensed consolidated financial statements.

ISPIRE TECHNOLOGY INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2023	2023
Assets
Current assets:
Cash and cash equivalents	$40,300,573	$25,686,052
Accounts receivable, net	24,526,262	39,160,751
Inventories, net	7,472,108	5,609,028
Prepaid expenses and other current assets	3,378,617	1,964,822
Held-to-maturity investment	9,133,707	9,192,746
Total current assets	84,811,267	81,613,399
Other assets:
Property, plant and equipment, net	1,088,131	1,592,092
Intangible assets	-	255,650
Rental deposit	732,334	660,282
Right-of-use assets – operating leases	4,061,617	4,285,182
Total other assets	5,882,082	6,793,206
Total assets	$90,693,349	$88,406,605
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$1,274,391	$170,507
Accounts payable – related party	51,698,588	50,504,883
Contract liabilities	988,556	1,290,061
Accrued liabilities and other payables	281,361	273,745
Due to related parties	710,910	-
Income tax payable - current	63,853	559,991
Operating lease liabilities – current portion	944,525	1,207,234
Total current liabilities	55,962,184	54,006,421

Other liabilities:
Operating lease liabilities – net of current portion	3,356,232	3,387,844
Total liabilities	$59,318,416	$57,394,265
Stockholders’ equity:
Common stock, par value $0.0001 per share; 140,000,000 shares authorized; 54,222,420 and 54,268,992 shares issued and outstanding as of June 30, 2023 and September 30, 2023	5,422	5,427
Preferred stock, par value $0.0001 per share, 10,000,000 shares authorized, no shares issued at June 30, 2023 and September 30, 2023	-	-
Equity reserve	-	641,943
Additional paid-in capital	25,685,475	26,011,086
Accumulated other comprehensive loss	(163,768)	(119,305)
Retained earnings	5,847,804	4,473,189
Total stockholders’ equity	31,374,933	31,012,340
Total liabilities and stockholders’ equity	$90,693,349	$88,406,605

See notes to unaudited condensed consolidated financial statements.

ISPIRE TECHNOLOGY INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Ordinary shares		Preferred shares		Additional			Accumulated Other	Total
	Number of		Number of		Paid-in	Equity	Retained	Comprehensive	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Reserve	Earnings	(Loss)/Income	Equity

Balance, July 1, 2022	50,000,000	$5,000	-	$-	$-	$-	$11,946,407	$(184,664)	$11,766,743

Net loss	-	-	-	-	-	-	(2,001,754)	-	(2,001,754)

Foreign currency translation adjustment	-	-	-	-	-	-	-	(6,876)	(6,876)

Balance, September 30, 2022	50,000,000	$5,000	-	$-	$-	$-	$9,944,653	$(191,540)	$9,758,113

Balance, July 1, 2023	54,222,420	$5,422	-	$-	$25,685,475	$-	$5,847,804	$(163,768)	$31,374,933

Net loss	-	-	-	-	-	-	(1,374,615)	-	(1,374,615)

Stock-based compensation expense	-	-	-	-	-	641,943	-	-	641,943

Issuance of common stock for equity incentive awards	46,572	5	-	-	325,611	-	-	-	325,616

Foreign currency translation adjustment	-	-	-	-	-	-	-	44,463	44,463
Balance, September 30, 2023	54,268,992	$5,427	-	$-	$26,011,086	$641,943	$4,473,189	$(119,305)	$31,012,340

See notes to unaudited condensed consolidated financial statements.

ISPIRE TECHNOLOGY INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months ended September 30,
	2022	2023

Net loss:	$(2,001,754)	$(1,374,615)
Adjustments to reconcile net income from operations to net cash provided by operating activities:
Depreciation and amortization	6,553	29,161
Depreciation of right-of-use assets	256,655	312,938
Accounts receivable impairment	-	225,487
Stock-based compensation expenses	-	967,559
Changes in operating assets and liabilities:
Accounts receivable, net	(5,917,620)	(14,710,476)
Inventories	(4,780,043)	1,863,080
Prepaid expenses and other current assets	(24,810)	1,603,180
Accounts payable	15,442,733	(2,449,276)
Contract liabilities	(997,912)	281,529
Accrued liabilities and other payables	(13,887)	(124,950)
Income tax payable	265,925	496,138
Net cash provided by (used in) operating activities	$2,235,840	$(12,880,245)

Cash flows from investing activities:
Purchase of property, plant and equipment	(324,747)	(533,122)
Acquisition of intangible assets	-	(255,650)
Net cash used in investing activities	$(324,747)	$(788,772)

Cash flows from financing activities:
Advances to related parties	(105,752)	(703,322)
Principal portion of lease payment	(185,600)	(242,182)
Net cash used in financing activities	$(291,352)	$(945,504)

Net increase(decrease) in cash and cash equivalents	1,619,741	(14,614,521)
Cash and cash equivalents - beginning of period	74,480,651	40,300,573
Cash and cash equivalents - end of period	$76,100,392	$25,686,052

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

In September 2023, the Company established a wholly-owned subsidiary, Ispire Malaysia Sdn Bhd (“Ispire Malaysia”) under the laws of the Federation of Malaysia, in order to establish manufacturing operations in Southeast Asia. Ispire Malaysia was formed by Tuanfang Liu, the Company’s Chairman and Co-Chief Executive Officer on September 1, 2023 and assigned to the Company on September 22, 2023 at a consideration of 100 Malaysian ringgits.

The following table sets forth information concerning the Company and its subsidiaries as of September 30, 2023:

Name of Entity	Date of Organization	Place of Organization	% of Ownership	Principal Activities
Ispire Technology Inc.	June 13, 2022	Delaware	Parent Company	Holding Company
Ispire International	July 6, 2022	BVI	100%	Holding Company
Aspire North America	February 22, 2020	California	100%	Research and Development, Sales and Marketing
Aspire Science	December 9, 2016	Hong Kong	100%	Sales and Marketing
Ispire Malaysia	September 1, 2023	Malaysia	100%	Manufacturing

Ispire is a holding company and does not engage in any active operations. Its business is conducted by its two operating subsidiaries, Aspire North America, which is engaged in the development, marketing and sales of cannabis vapor products, which were introduced in mid-2020, and Aspire Science, which is engaged in the development, marketing and sales of tobacco vaping products.

In October 2022, the directors and stockholders of the Company approved the 2022 Equity Incentive Plan (the “Plan”) pursuant to which up to 15,000,000 shares of common stock may be issued pursuant to options or restricted stock grants. The Plan will be administered by the Compensation Committee of the Board of Directors. Awards under the Plan may be granted to officers, directors, employees and those consultants who qualify as a consultant or advisor under the instructions to Form S-8. The Compensation Committee has broad discretion in making awards; provided that any options shall be exercisable at the fair market value on the date of grant. Awards have been granted during the three months ended September 2023. See Note 13.

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

In 2021, Shenzhen Yi Jia, the Company’s principal supplier of products, suffered a chip shortage resulting in a slowdown in delivery of its products to the Company from April to August 2021. To secure the supply of chips, Shenzhen Yi Jia changed the payment terms to chip suppliers from 30 days after delivery in the past to prepayment, and it engaged two new chip suppliers. Since September 2021, Shenzhen Yi Jia has obtained a supply of chips to meet its production needs and the chip shortage no longer affects its production. In 2022, a slowdown in the delivery of components to Shenzhen Yi Jia resulting from supply chain slowdowns as a result of the effects of mainland China’s COVID policy resulted in an increase in cost of revenue during the three months period ended September 30, 2022. The Company cannot assure you that it will not suffer from a chip shortage or that the effects of China’s COVID policy will not affect Shenzhen Yi Jia’s ability or the ability of its suppliers to delivery products in a timely manner.

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

E-cigarette regulation

Regulation regarding e-cigarette varies across countries, from no regulation to a total ban. The legal status of e-cigarettes is currently pending in many countries. But as e-cigarettes have become more and more popular recently, many countries are considering imposing more stringent law and regulations to regulate this market. Changes in existing law and regulations and the imposition of new laws, regulation in countries and regions that our major customers are located in may adversely affect the Company’s business.

The Federal Food, Drug, and Cosmetic Act requires all Electronic Nicotine Delivery Systems (“ENDS”) product manufacturers that market products in the United States to submit Premarket Tobacco Product Applications (“PMTAs”) to the FDA. For ENDS products that were on the U.S. market on August 8, 2016, a PMTA was required to be submitted to the FDA by September 9, 2020; for ENDS products that were not on the U.S. market prior to August 8, 2016, and for which a PMTA was not filed by September 9, 2020, a PMTA a premarket authorization issued in response to a PMTA is required before the subject product may enter the U.S. market. The Company has submitted a PMTA filing for one ENDS product, and, under apparent FDA policies, the agency will not enforce the premarket review requirements for that product pending review of its PMTA. However, even with submission of the PMTA application, the FDA may reject the Company’s application and may prevent the Company’s ENDS products from being sold in U.S., which will adversely affect the Company’s business.

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

In the United States, cannabis vaping products are governed by state laws, which vary from state to state. Most states do not permit the adult recreational use of cannabis, and no states permit the sale of recreational cannabis products to minors. As a result of the reduced revenue to states resulting from the effects of the COVID 19 pandemic, states may seek to raise revenue by permitting and taxing the use of cannabis products. The Company cannot predict what action states will take or the nature and amount of taxes they may impose. However, to the extent the PACT Act applies to cannabis products that aerosolize liquids, it may be more difficult to sell our products in states that permit the sale of cannabis.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The unaudited interim consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present a fair statement of the Company’s consolidated financial position as of September 30, 2023 and the results of operations for the three months ended September 30, 2022 and 2023. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and accordingly do not include all of the disclosures normally made in the Company’s annual consolidated financial statements. Accordingly, these unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended June 30, 2023, included in the Company’s registration statement on Form S-1.

The results of operations for the three month periods ended September 30, 2023 are not necessarily indicative of the results of operations that may be expected for any other interim periods or for the year ending June 30, 2024.

Use of estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates include allowance for doubtful accounts, the useful lives of property and equipment, impairment of long-lived assets, and deferred cost. Actual results could differ from those estimates.

Allowance for credit losses

The Company adopted Accounting Standards Update 2016-13 “Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments” during the three months ended September 30, 2023. The Company estimates its allowance for current expected credit losses based on an expected loss model, compared to prior periods which were estimated using an incurred loss model which did not require the consideration of forward-looking economic variables and conditions in the reserve calculation across the portfolio. The impact related to adopting the new standard was not material.

The Company estimates its allowances for expected credit losses for accounts receivable by considering past events, including any historical default, current economic conditions and certain forward-looking information, including reasonable and supportable forecasts. As of July 1, 2023, the methodologies that the Company uses to estimate the allowance for expected credit losses for accounts receivable are as follows:

The Company reviews all accounts receivable considered at risk semi-annually and performs an analysis based upon current information available about the customers, such as financial statements, news reports, published credit ratings as well as collateral net of repossession cost, prior collection history and current and future expected economic conditions. Using this information, the Company determines the expected cash flow for the accounts and other receivables and calculates an estimate of the potential loss and the probability of loss. For those accounts for which the loss is probable, the Company records a specific allowance.

The Company considers forward-looking macroeconomic variables such as gross domestic product when quantifying the impact of economic forecasts on its allowance for credit losses. Macroeconomic variables may vary based on historical experiences, portfolio composition and current environment. The Company also considers the impact of current conditions and economic forecasts relating to client-credit ratings, in addition to performing a qualitative review of credit risk factors across the portfolio. Forward-looking estimates require the use of judgment, particularly in times of economic uncertainty. The Company writes off receivables when all efforts at collection have been exhausted and the receivable is considered uncollectible.

Investment

The investment represents a certificate of deposit that the Company holds in HSBC bank. The entire balance of the investment presented on the balance sheet as of September 30, 2023 is $9,192,746 and it matures on February 8, 2024.

Intangible assets

Intangible assets refer to capitalized external costs, such as filing fees and associated attorney fees, incurred to obtain issued patents and patent license rights. All patents are internally generated. The Company expenses costs associated with maintaining patents subsequent to their issuance in the period incurred. Capitalized patent costs are amortized on a straight-line basis over estimated useful lives of 15 - 20 years, which are based on the length of the license agreements as the Company expects to receive economic benefits over that time. The Company assesses the potential impairment to capitalized patent costs when events or changes in circumstances indicate that the carrying amount of our patent portfolio may not be recoverable. $255,650 of patent fees were capitalized during the three months ended September 30, 2023.

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

Disaggregated Revenue

In accordance with ASC 606-10-50-5, the Company has taken into consideration the nature, amount, timing, and uncertainty of revenue and cash flows, and has determined to disaggregate its net sales of tobacco vaping products and cannabis vaping products. The net sales disaggregated by products for the three months period ended September 30, 2022 and 2023 were as follows:

	Three months ended September 30,
	2022	2023
Net sales by products
Tobacco vaping products	$18,947,058	$25,531,999
Cannabis vaping products	7,995,992	17,332,648
Total	$26,943,050	$42,864,647

Cost of revenue

Cost of revenue for the three months ended September 30, 2022 and 2023 consisted primarily of the cost of purchasing vaping products, which were purchased from a related party. See Note 11.

Stock-based compensation

The Company measures and recognizes compensation expenses for stock-based payment awards, including stock options, and restricted stock units (“RSUs”) granted to directors, and advisors, based on the grant date fair value of the awards. The Company engages a third party valuer to determine fair value of stock options using the binomial option pricing model. The fair value of RSUs is measured on the grant date based on the closing fair market value of the Company’s common stock. The resulting cost is recognized over the period during which an employee is required to provide service in exchange for the awards, usually the vesting period, which is generally four years for stock options and three years for RSUs. Stock-based compensation is recognized on a straight-line basis, net of estimated forfeitures, over the period during which services are provided in exchange for the award. Stock-based compensation expense is recorded in the general and administrative expense in the consolidated statements of operations.

Recent accounting pronouncements

As an emerging growth company, the Company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The Company intends to take advantage of the benefits of this extended transition period.

The Company had reviewed recent accounting pronouncements and determined that none of the pronouncements not yet effective are expected to have a material impact on the Company’s financial statements.

Accounting pronouncements adopted during the three months ended September 30, 2023

In June 2016, the FASB issued ASU 2016-13: Financial Instruments – Credit Losses (Topic 326). This ASU requires the use of an expected loss model for certain types of financial instruments and requires consideration of a broader range of reasonable and supportable information to calculate credit loss estimates. For trade receivables, loans and held-to-maturity debt securities, an estimate of lifetime expected credit losses is required. For available-for-sale debt securities, an allowance for credit losses will be required rather than a reduction to the carrying value of the asset. In July 2019, the FASB delayed the effective date for this ASU for private companies (including emerging growth companies) and will be effective for annual reporting periods beginning after December 15, 2022, with early adoption permitted. As the adoption of this standard on July 1, 2023 was immaterial, the Company did not record a cumulative-effect adjustment to retained earnings on that date.

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

Customer Concentration

For the three months ended September 30, 2022 and 2023, the Company’s major customers, who accounted for more than 10% of the Company’s consolidated revenue, were as follows:

	Three months ended September 30,
	2022	2023
Major Customers
Customer A	37%	35%
Customer B	*	16%

*	Represented less than 10% of consolidated revenue.

3. CASH AND CASH EQUIVALENTS

Below is a breakdown of the Company’s cash balances in banks as of June 30, 2023 and September 30, 2023, both by geography and by currencies (translated into U.S. dollars):

	As of June 30,	As of September 30,
By Geography:	2023	2023
Cash in HK	$25,841,880	$20,570,618
Cash in U.S.	14,458,693	4,682,414
Cash in Malaysia	-	433,020
Total	$40,300,573	$25,686,052

By Currency:
USD	$39,835,636	$24,965,741
RM	-	433,020
HKD	363,416	183,382
EUR	59,702	62,739
GBP	22,143	21,367
RMB	19,676	19,803
Total	$40,300,573	$25,686,052

“HKD” refers to Hong Kong dollars, “GBP” refers to British pounds, “EUR” refers to Euros and “RM” refers to Malaysia ringgit.

4. FAIR VALUE MEASUREMENT

As of June 30, 2023 and September 30, 2023, information about inputs into the fair value measurement of the Company’s assets and liabilities that are measured at fair value on a recurring basis in periods subsequent to their initial recognition is as follows:

Cash and cash equivalents, accounts receivable, prepaid expenses and other receivables are financial assets with carrying values that approximate fair value due to their short-term nature. Accounts payable, accounts payable – related party, contract liabilities, accrued liabilities and other payables and due to related parties are financial liabilities with carrying values that approximate fair value due to their short-term nature.

5. ACCOUNTS RECEIVABLE, NET

As of June 30, 2023 and September 30, 2023, accounts receivable consisted of the following:

	As of June 30,	As of September 30,
	2023	2023
Accounts receivable – gross	$26,025,068	$40,256,685
Allowance for credit losses	(1,498,806)	(1,095,934)
Accounts receivable, net	$24,526,262	$39,160,751

The Company recorded $0 and $225,487 bad debt expense for the three months ended September 30, 2022 and 2023, respectively. For the three months ended September 30, 2022 and 2023, the Company wrote off accounts receivable against allowance for credit losses of $0 and $628,359, respectively.

6. PREPAID EXPENSES AND OTHER CURRENT ASSETS

As of June 30, 2023 and September 30, 2023, prepaid expenses and other current assets consisted of the following:

	As of June 30,	As of September 30,
	2022	2023
Prepaid inventories	$3,209,413	$1,555,469
Other receivable	127,595	244,928
Prepayment	26,974	98,754
Deposit paid	14,635	65,671
Total	$3,378,617	$1,964,822

Prepayments primarily consist of prepayment for raw materials and consulting services provided by suppliers.

7. PROPERTY, PLANT AND EQUIPMENT, NET

As of June 30, 2023 and September 30, 2023, property, plant and equipment consisted of the following:

	As of June 30,	As of September 30,
	2022	2023
Leasehold improvement	$518,854	$813,912
Office and other equipment	339,155	563,132
Furniture and fixture	309,990	324,077
	1,167,999	1,701,121
Less: accumulated depreciation	(79,868)	(109,029)
Total	$1,088,131	$1,592,092

For the three months ended September 30, 2022 and 2023, depreciation expense amounted to $6,556 and $29,118, respectively.

8. CONTRACT LIABILITIES

As of June 30, 2023 and September 30, 2023, the Company had total contract liabilities of $988,556 and $1,290,061, respectively. These liabilities are advance deposits received from customers after an order has been placed. As of September 30, 2023, the Company expects all of the contract liabilities to be settled in less than one year. The increase in the balance at September 30, 2023 was due to more orders on hand on that date.

9. LEASES

The Company has operating lease arrangements for office premises in Hong Kong, California and Malaysia. These leases typically have terms of two to five years and are expensed on a straight-line basis.

Leases with an initial term of 12 months or less are not presented as right-of-use assets on the consolidated balance sheet and are expensed over the lease term. All other lease assets and lease liabilities are recognized based on the present value of lease payments over the lease term at commencement date.

The balances for the right-of-use assets where the Company is the lessee are presented as follow:

	As of June 30,	As of September 30,
	2023	2023
Right-of-use assets	$4,061,617	$4,285,182
Lease liabilities – current	$944,525	$1,207,234
Lease liabilities – non-current	3,356,232	3,387,844
Total	$4,300,757	$4,595,078

As of September 30, 2023, the maturities of our lease liabilities (excluding short-term leases) are as follows:

As of September 30, 2023
2024	1,525,895
2025	1,549,132
2026	1,394,839
2027	806,759
Total future lease payments	5,276,625
Less: imputed interest	(681,547)
Total lease liabilities	4,595,078

The Company incurred lease costs, which include the amortization of the right-of-use assets and the payment of short-term leases, of $274,951 and $278,441 on the Company’s consolidated statements of operations and comprehensive loss for the three months ended September 30, 2022 and 2023, respectively.

The Company made payments of $239,429 and $309,252 under the lease agreements during the three months ended September 30, 2022 and 2023, respectively.

The weighted-average remaining lease term related to the Company’s lease liabilities as of June 30, 2023 and September 30, 2023 was 4 years and 3 years, respectively.

The discount rate related to the Company’s lease liabilities as of both June 30, 2023 and September 30, 2023 was 8% and 8%. The discount rates are generally based on estimates of the Company’s incremental borrowing rate, as the discount rates implicit in the Company’s leases cannot be readily determined.

10. ACCRUED LIABILITIES AND OTHER PAYABLES

As of June 30, 2023 and September 30, 2023, accrued liabilities and other payables consisted of the following:

	As of June 30,	As of September 30,
	2023	2023
Other payables	$148,197	$233,392
Accrued salaries and related benefits	97,314	20,442
Accrued expenses	35,850	17,313
Other tax payable	-	2,598
Total	$281,361	$273,745

11. RELATED PARTY TRANSACTIONS

a)	The table below sets forth the major related parties and their relationships with the Company:

Name of related parties and Relationship with the Company
-Tuanfang Liu is the Chairman of the Company.
-Jiangyan Zhu is the wife of Tuanfang Liu and a director of the Company.
-Eigate (Hong Kong) Technology Co., Limited (“Eigate”) is a wholly-owned subsidiary of Aspire Global.
-Aspire Global is a company controlled by the Chairman of the Company.
-Shenzhen Yi Jia, a Chinese company that is 95% owned by the Company’s chairman and 5% by the chairman’s cousin.

b)	Tuanfang Liu is also Aspire Global’s co-chief executive officer and a director of both the Company and Aspire Global, and his wife, Jiangyan Zhu, is also a director of both companies. As of September 30, 2023, Mr. Liu and Ms. Zhu beneficially own 66.5% and 5.0%, respectively, of the outstanding shares of Aspire Global. As of September 30, 2023, Mr. Liu and Ms. Zhu beneficially own 61.3% and 4.6%, respectively, of the outstanding shares of the Company.

c)	The balances in due to related parties at June 30, 2023 and September 30, 2023 represent amounts due to Shenzhen Yi Jia of $710,910 and $0, respectively. The balances are all non-interest bearing, unsecured, have no due date and are repayable on demand.

d)	For both three month periods ended September 30, 2022 and 2023, substantially all of the Company’s tobacco and cannabis vaping products were purchased from Shenzhen Yi Jia. As of June 30, 2023 and September 30, 2023, the accounts payable–- related party was $51,698,588 and $50,504,883, respectively, which was payable to Shenzhen Yi Jia. For the three months ended September 30, 2022 and 2023, the purchases from Shenzhen Yi Jia were $22,304,556 and $23,518,413, respectively.

12. INCOME TAXES

For the three months ended September 30, 2022 and 2023 income(loss) before income taxes consists of:

	Three months ended September 30,
	2022	2023
HK	$1,210,327	$3,152,076
U.S.	(2,944,680)	(3,942,031)
Malaysia	-	(88,615)
Total	$(1,734,353)	$(878,570)

The Company’s effective tax rate for the three months ended September 30, 2022 and 2023 was different from the Hong Kong statutory income tax rate due primarily to the U.S. subsidiary being in a loss position. No tax benefit has been recognized for this current loss and the related carryforward losses of this subsidiary, as a full valuation allowance has been established against the deferred tax asset arising from the losses.

As at September 30, 2023, income tax payable of $496,045 was from income generated during the three months ended September 30, 2023, and $63,946 was from income generated prior to that date. As at June 30, 2023, income tax payable of $63,853 was from income generated during the year ended June 30, 2023. All income tax payables arose solely from Hong Kong operation.

As at September 30, 2023, there were unrecognized deferred tax assets of $4,593,466, out of which $3,822,280 were net operating loss carryforwards that may result in future income tax benefits, resulting from net operating losses of $18,201,331 arose from Aspire North America LLC. The amount of the valuation allowance as of September 30, 2023 was $4,593,466, resulting from an addition of $93,022 to the valuation allowance of $4,500,444 as of June 30, 2023.

13. STOCK-BASED COMPENSATION

Stock Options

On September 4, 2023, the Board, as administrator of the Plan, granted pursuant to the Plan non-qualified stock options to its executive officers, and other employees to purchase an aggregate of 2,455,000 shares of common stock, at exercise price of $9.76 per share, being the fair market value on the date of grant. Except for 50,000 options that vested upon grant, the remaining options shall vest over four years with the initial 25% of the awarded options vesting on the one-year anniversary of September 4, 2023, with the remaining 75% of the award vesting monthly on a 1/36th pro-rata basis for the following 36 months thereafter for each employee.

The following is a summary of stock option activity transactions as of and for the period ended June 30, 2023 and September 30, 2023:

	Number of options	Weighted average exercise price	Weighted average fair value per option
Outstanding and exercisable at June 30, 2023	-	$-	$-
Granted	2,455,000	$9.76	$5.53
Exercised	-	$-	$-
Expired	-	$-	$-
Outstanding and exercisable at September 30, 2023	2,455,000	$9.76	$5.53

The aggregate intrinsic value of options exercised for each of the three months ended September 30, 2022 and 2023 was $0. Aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the period in excess of the weighted-average exercise price multiplied by the number of options outstanding or exercisable.

The total fair value of shares vested for the three months ended September 30 2022 and 2023 was $0 and $505,979, respectively, using the binomial option pricing model based on the following assumptions:

Three months ended September 30, 2023
Risk-free interest rate	4.197%
Expected life	10 years
Expected volatility	50.00%
Expected dividend yield	0%

Details of the options outstanding and exercisable as of September 30, 2023 are as follows:

Number of options granted	Vesting period	Exercise price	Exercisable period	Weighted remaining contractual life in years
In 2023
50,000	Vest in September 2023	$9.76	September 4, 2023 to September 4, 2033	9.94
601,250	Vest in September 2024	$9.76	September 4, 2024 to September 4, 2033	9.94
601,250	Vest in September 2025	$9.76	September 4, 2025 to September 4, 2033	9.94
601,250	Vest in September 2026	$9.76	September 4, 2026 to September 4, 2033	9.94
601,250	Vest in September 2027	$9.76	September 4, 2027 to September 4, 2033	9.94

A total of 50,000 stock options are exercisable as of September 30, 2023.

RSUs

RSUs granted to directors and employees vest cumulatively as to one-third of the restricted stock units on each of the first three anniversaries of the date of grant. RSUs granted to consultants vest over the respective service periods. RSUs are accounted for as equity using the fair value method, which requires measurement and recognition of compensation expense for all awards granted to employees, directors and consultants based upon the grant-date fair value.

	Unvested Shares	Weighted average grant date fair value
Unvested, June 30, 2023	-	$-
Conversion	-	-
Granted	633,807	9.73
Vested	(4,483)	9.37
Canceled and forfeited	-	-
Unvested, September 30, 2023	629,324	$9.73

The aggregate grant date fair value for the RSUs during the three months period ended September 30, 2023 was $461,580.

A total of $967,559 stock-based compensation expenses were recognized in general and administrative expenses in the consolidated statements of operations for three months ended September 30, 2023. As of September 30, 2023, the Company had approximately $18,787,853 in unrecognized compensation expenses related to all non-vested options and RSUs that will be recognized over the weighted-average period of 2.3 years.

14. EARNINGS PER SHARE

The following table presents a reconciliation of basic net loss per share:

	Three months ended September 30,
	2022	2023
Net loss	$(2,001,754)	$(1,374,615)
Weighted average basic and diluted ordinary shares outstanding	50,000,000	54,246,212
Net loss per basic and diluted share of common stock	$(0.04)	$(0.03)

15. SUBSEQUENT EVENTS

On October 9, 2023, the Board, as administrator of the 2022 Equity Incentive plan, granted pursuant to the Plan non-qualified stock options to its employees from Ispire Malaysia to purchase an aggregate of 330,000 shares of common stock, at an exercise price of $9.19 per share, being the closing price as of October 6, 2023. These options shall vest over four years with the initial vesting of 25% of the awarded options vesting on the one-year anniversary date hereof, with the remaining 75% of the award vesting pro-rata on a monthly basis for the following 36 months thereafter.

On November 3, 2023, the Board, as administrator of the 2022 Equity Incentive plan, granted pursuant to the Plan non-qualified stock options to one of its employee to purchase an aggregate of 150,000 shares of common stock, par value $0.0001, and such options shall be exercised for a purchase price equal to the closing price of the Company’s common stock on grant date. A number of 37,500 options shall be granted on November 3, 2023, December 13, 2023, March 13 2024, and June 13, 2024 respectively, totaling 150,000 options. These options shall vest immediately upon grant and shall be exercisable for four years from the date of grant.

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

Overview

We are engaged in the research and development, design, commercialization, sales, marketing and distribution of branded e-cigarettes and cannabis vaping products. We sell our tobacco vaping products worldwide except for the PRC and Russia. Our tobacco vaping products are marketed under the Aspire brand name and are sold primarily through our distribution network. We currently sell our cannabis vaping hardware only in the United States, and we have recently commenced marketing activities in Canada and Europe, primarily in the European Union. Most of our products are vaping hardware. Vaping refers to the practice of inhaling and exhaling the vapor produced by an electronic vaping device, and includes dabbing, which is the recreational inhalation of extremely concentrated tetrahydrocannabinol, the main psychotropic cannabinoid derived from the marijuana plant. Our cannabis vaping products are marketed under the Ispire brand name, primarily on an ODM basis to other cannabis vapor companies. ODM generally involves the design and customization of the core products to meet each brand’s unique image and needs, and our products are sold by our customers under their own brand names although they may also include our brand name on the products.

Regulatory Risks

The sale of tobacco and cannabis products is subject to regulations worldwide. Many countries prohibit the sale of any cannabis products, and many countries have regulations relating to tobacco products, with a particular emphasis on underage sales. As a result of regulations in the United States, we are able to sell only one tobacco vaping product line, the Nautilus Prime, in the United States. Our tobacco vaping sales in the United States were approximately $0.4 million and $0.1 million for the three months ended September 30, 2022 and 2023, respectively. Because the volume of sales did not justify the marketing and regulatory costs, we have ceased marketing tobacco vaping products in the United States. If any similar regulations are adopted with respect to cannabis products, our business will be severely impacted since all of our cannabis revenue for the three months ended September 30, 2022 and 2023 was generated from sales in the United States

Effects of COVID-19 Pandemic

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

Accounts Receivable

Our business relies on the collection of accounts receivable from our customers in a timely manner to maintain liquidity and support our ongoing operations. The balance of the allowance for doubtful accounts was $0 and $1.1 million at September 30, 2022 and 2023, respectively. Our failure or inability to collect accounts receivable when due results from a number of factors, including (i) our customer’s failure to pay as a result of adverse economic conditions affecting the customers; (ii) our failure to accurately assess the creditworthiness of our customers; (iii) our failure to implement effective collection efforts; and (iv) disputes over contract terms, product quality or delays in delivery. Although we may implement strategies to mitigate these risks, there can be no assurance that such measures will be entirely effective, and we may continue to incur write-offs of accounts receivable, which may impair our ability to operate profitably.

Key Factors that Affect Our Results of Operations

We believe the following key factors may affect our financial condition and results of operations:

●	The effect of legislation and regulations affecting the tobacco and cannabis vaping products.

●	If we elect to market tobacco vaping products in the United States, our ability to obtain regulatory approval to market additional tobacco vaping products in the United States.

●	Our ability to develop and market tobacco and cannabis vaping products to meet the changing tastes of users.

●	The effects of competition.

●	The development of an international market for cannabis vaping products, which is presently primarily limited to certain states in the United States.

●	The effect of the outbreak of another pandemic or other disease that results in restrictions imposed by governments which may impact our ability to purchase or assemble products as well as the ability of end users to purchase our products.

Results of Operations

Three Months Ended September 30, 2022 and 2023

The following table sets forth a summary of our consolidated statements of operations and comprehensive income for the three months ended September 30, 2022 and 2023 (dollars in thousands except per share amounts).

	Three Months ended September 30,
	2022		2023
		% of Revenue		% of Revenue
Revenue	$26,943	100.0%	$42,865	100.0%
Cost of revenue	(22,151)	(82.2)%	(35,976)	(83.9)%
Gross profit	4,792	17.8%	6,889	16.1%
Operating expenses	(6,007)	(22.3)%	(7,800)	(18.2)%
Loss from operations	(1,215)	(4.5)%	(911)	(2.1)%
Other income(loss), net	(519)	(1.9)%	33	0.1%
Loss before income taxes	(1,734)	(6.4)%	(878)	(2.0)%
Income taxes	(267)	(1.0)%	(496)	(1.2)%
Net loss	(2,001)	(7.4)%	(1,374)	(3.2)%
Other comprehensive (loss)income	(7)	(0.1)%	44	0.1%
Comprehensive loss	(2,008)	(7.5)%	(1,330)	(3.1)%
Net loss per ordinary share (basic and diluted)	$(0.04)		$(0.03)
Weighted ordinary shares outstanding	50,000,000		54,246,212

Revenue

The following tables set out the breakdown of our revenue percentage by region based on information provided to us by our distributors.

	For the Three Months ended September 31,
	2022	2023
Europe	56.1%	46.4%
North America	32.7%	41.7%
Asia Pacific (excluding PRC)	10.8%	11.8%
Others	0.4%	0.1%
Total	100.0%	100.0%

Our revenue increased by $15,921,597, or 59.1%, from $26,943,050 for the three months ended September 30, 2022, to $42,864,647 for the three months ended September 30, 2023. All sales of cannabis vaping products are from United States, which were included in sales in North America. Sales in North America also include sales of tobacco vaping products in Canada. Sales to regions other than North America are from tobacco vaping products. The increase in revenue is the combined effect of (i) increases in sales of cannabis vaping products of $9.3 million from $8.0 million for the three months ended September 30, 2022 to approximately $17.3 million for the three months ended September 30, 2023, (ii) increases in sales of tobacco vaping products in Europe of $4.7 million from $15.1 million for the three months ended September 30, 2022 to approximately $19.9 million for the three months ended September 30, 2023, (iii) increases in sales of tobacco vaping products in Asia Pacific (excluding PRC) of $2.2 million from $2.9 million for the three months ended September 30, 2022 to approximately $5.1 million for the three months ended September 30, 2023.

Cost of Revenue

Cost of revenue mainly consists of cost of purchases of vaping products, which we purchased from Shenzhen Yi Jia. Cost of revenue increased by $13,825,408, or 62.4%, from $22,150,947 for the three months ended September 30, 2022 to $35,976,355 for the three months ended September 30, 2023. The increase in cost of revenue reflects the increase in period-to-period unit sales.

Gross Profit

The following tables show the revenue, cost of revenue and gross profit of our tobacco and cannabis vaping products (dollars in thousands).

	For the Three Months Ended September 30, 2022
	Revenue	Cost of revenue	Gross profit	Gross profit %
Tobacco vaping products	$18,947	$15,905	$3,042	16.1%
Cannabis vaping products	7,996	6,246	1,750	21.9%
Total	$26,943	$22,151	$4,792	17.8%

	For the Three Months Ended September 30, 2023
	Revenue	Cost of revenue	Gross profit	Gross profit %
Tobacco vaping products	$25,532	$21,497	$4,035	15.8%
Cannabis vaping products	17,333	14,479	2,854	16.5%
Total	$42,865	$35,976	$6,889	16.1%

Gross profit increased by $2,096,189, or 43.7%, from $4,792,103 for the three months ended September 30, 2022 to $6,888,292 for the three months ended September 30, 2023, while our gross margin decreased from 17.8% to 16.1%. The gross margin for tobacco vaping products remained constant. The decrease in gross margin for cannabis vaping products was primarily due to (i) a new model of cannabis vaping product was launched in July 2023, that Aspire North America offered discounts to clear the inventories of the older model that led to a drop in gross margin, and (ii) a change in product mix with more lower margin products being sold during the three months ended September 30, 2023.

Operating Expenses

Operating expenses increased $1,792,594 or 29.8%, from $6,006,971 for the three months ended September 30, 2022 to $7,799,565 for the three months ended September 30, 2023.

Our sales and marketing expenses mainly consist of employees’ salaries and benefits, marketing expense, travel expenses and others.

Sales and marketing expenses decreased by $432,493, or 28.8%, from $1,501,156 for the three months ended September 30, 2022 to $1,068,663 for the three months ended September 30, 2023. The decrease in sales and marketing expenses for the three-month periods ended September 30, 2023 was primarily due to a reduction in our marketing campaign and trade shows for our cannabis vaping products.

Our general and administrative expenses mainly consist of compensation and benefits, rental expense, professional fees and other administrative expenses. General and administrative expenses increased by $2,225,087, or 49.4%, from $4,505,815 for the three months ended September 30, 2022 to $6,730,902 for the three months ended September 30, 2023. The increase was primarily due to (i) an increase of $0.9 million for payroll expenses as more employees were hired by us for expansion of our cannabis business and building a manufacturing plant in Malaysia, (ii) an increase in professional fees of $0.9 million for expenses incurred being a public company for the three months ended September 30, 2023, (iii) stock-based compensation expense of $1.0 million incurred in the three months ended September 30, 2023 as compensation for management, employees and service providers, offset by a decrease in sample expenses of $0.4 million as less samples were distributed during the three months ended September 30, 2023, a decrease in failed units expenses of $0.4 million as there were no failed units during the three months ended September 30, 2023 and the increase in our expenses is not the result of inflation. Inflation in Hong Kong, where Aspire Science is located, was relatively stable.

Other expense(income), net

Other income, net includes interest income, interest expense, exchange gain (loss), net and other income (expense).

Interest income was $510 for the three months ended September 30, 2022 and $72,246 for the three months ended September 30, 2023.

Exchange loss(gain) changes by $504,455, or 100.7%, from net exchange loss of $500,794 for the three months ended September 30, 2022 to net exchange gain of $3,661 for three months ended September 30, 2023.

As a result of these factors, other expense(income), net increased by $552,188, from other expense, net of $519,485 for the three months ended September 30, 2022 to other income, net of $32,703 for three months ended September 30, 2023.

Income Taxes

Income taxes increased by $228,644, or 85.5%, from $267,401 for the three months ended September 30, 2022 to $496,045 for the three months ended September 30, 2023. We had a consolidated net loss for both three month periods ended September 30, 2022 and 2023, which was the combined effect of a profit by Aspire Science and a loss by Aspire North America and Ispire Malaysia. The profit from Aspire Science resulted in a current tax expense. The increase in valuation allowance reflects our view that the taxable income in the future will not be sufficient to utilize the carryforward loss.

Net Loss

As a result of the foregoing, net loss decreased by $627,139, from net loss of $2,001,754, or $(0.04) per share (basic and diluted) for the three months ended September 30, 2022 to a net loss of $1,374,615, or $(0.03) per share, for the three months ended September 30, 2023.

Liquidity and Capital Resources

The following table summarizes our changes in working capital from June 30, 2023 to September 30, 2023 (dollars in thousands).

	June 30, 2023	September 30, 2023	Change	% Change
Current Assets	$84,811	$81,613	$(3,198)	(3.8)%
Current Liabilities	55,962	54,006	(1,956)	(3.5)%
Working Capital	28,849	27,607	(1,242)	(4.3)%

The following table sets forth information as to consolidated cash flow information for the three months ended September 30, 2022 and 2023 (dollars in thousands).

	Three Months Ended September 30,		Increase
Consolidated cash flow data:	2022	2023	(Decrease)
Net cash provided by (used in) operating activities	$2,236	$(12,880)	$(15,116)
Net cash used in investing activities	(325)	(789)	(464)
Net cash used in financing activities	(291)	(946)	(655)
Net increase (decrease) in cash and cash equivalents	1,620	(14,615)	(16,235)

Net cash flow provided by operating activities for the three months ended September 30, 2022 of $2.2 million, reflected our net loss of $2.0 million, adjusted primarily as follows: an add-back of depreciation of right-of-use assets of $0.3 million, increase in accounts payable of $15.4 million, offset by an increase in accounts receivable of $5.9 million, an increase in inventories of $4.8 million and a decrease in contract liabilities of $1.0 million.

Net cash flow used in operating activities for the three months ended September 30, 2023 of $12.9 million, reflected our net loss of $1.4 million, adjusted primarily as follows: an add-back of depreciation of right-of-use assets of $0.3 million, an add-back of stock-based compensation expenses of $1.0 million, an add-back of accounts receivable impairment of $0.2 million, a decrease in inventories of $1.9 million, a decrease of prepaid expenses and other current assets of $1.6 million, an increase in income tax payable of $0.5 million, offset by an increase in accounts receivable of $14.7 million and a decrease in accounts payable of $2.5 million.

Net cash flow used in investing activities for the three months ended September 30, 2022 of $0.3 million reflected primarily purchase of property, plant and equipment of $0.3 million.

Net cash flow used in investing activities for the three months ended September 30, 2023 of $0.8 million reflected primarily purchase of property, plant and equipment of $0.5 million and acquisition of intangible assets of $0.3 million.

Net cash flow used in financing activities for the three months ended September 30, 2022 of $0.3 million reflected primarily advances to related parties of $0.1 million, and principal portion of lease payment of $0.2 million.

Net cash flow used in financing activities for the three months ended September 30, 2023 of $0.9 million reflected primarily advances to related parties of $0.7 million, and principal portion of lease payment of $0.2 million.

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

Contractual Obligations

As of June 30 2023 and September 30 2023, we had contract liabilities of $988,556 and $1,290,061, respectively. These liabilities are advance deposits received from customers after an order has been placed. We expect all of the contract liabilities to be settled in less than one year.

We have operating lease arrangements for office and factory premises for Hong Kong, California and Malaysia, which are treated as right-of-use assets. These leases typically have terms of two to five years. Leases with an initial term of 12 months or less are not presented as right-of-use assets and are expensed over the lease term. All other lease assets and lease liabilities are recognized based on the present value of lease payments over the lease term at commencement date.

The balances for our right-of-use assets where we are the lessee are presented as follow:

	As of June 30,	As of September 30,
	2023	2023
Right-of-use assets	$4,061,617	$4,285,182

Lease liabilities – current	$944,525	$1,207,234
Lease liabilities – non-current	3,356,232	3,387,844
Total	$4,300,757	$4,595,078

As of September 30, 2023, the maturities of our lease liabilities (excluding short-term leases) are as follows:

As of September 30, 2023
2024	1,525,895
2025	1,549,132
2026	1,394,839
2027	806,759
Total future lease payments	5,276,625
Less: imputed interest	(681,547)
Total lease liabilities	4,595,078

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

ITEM 4. Controls and Procedures

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

Subsequent to June 30, 2023, we have appointed a new chief financial officer and a vice president of finance to address material weaknesses in internal control as evidenced by our restatement of the unaudited interim consolidated financial statements for the period ended March 31, 2023 as part of our program to develop and implement effective internal controls over financial reporting.

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2023, we appointed a new chief financial officer and a vice president of finance, as part of our program to develop and implement effective internal controls over financial reporting, and we are continuing to develop and implement internal controls over financial reporting particularly in view of the material weakness described above.

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

Item 1. Legal Proceedings.

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

Item 1A. Risk Factors

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item. Our current risk factors are set forth in our Form 10-K, filed with the SEC on September 19, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine and Safety Disclosure

Not applicable

Item 5. Other Information

None.

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

Date: November 14, 2023	ISPIRE TECHNOLOGY INC.

	By:	/s/ Michael Wang
Michael Wang
Co-Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Daniel Machock
Daniel Machock
Chief Financial Officer
(Principal Financing and Accounting Officer)