Form 10-Q
period 2023-12-31
Ispire Technology Inc.
filed 2024-02-20
CIK 1948455

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2023

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission file number: 001-41680

Ispire Technology Inc.

(Exact name of registrant as specified in its charter)

Delaware	93-1869878
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

19700 Magellan Drive Los Angeles, California	90502
(Address of principal executive offices)	(Zip Code)

(310) 742-9975

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $0.0001 per share	ISPR	The Nasdaq Stock Market LLC

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

As of February 1, 2024, there were 54,279,396 shares of common stock outstanding.

ISPIRE TECHNOLOGY INC.

TABLE OF CONTENTS

		Page
	PART I - FINANCIAL INFORMATION	1
Item 1.	Financial Statements.	1
	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months and six months ended December 31, 2022 and 2023	1
	Unaudited Condensed Consolidated Balance Sheets as of June 30, 2023 and December 31, 2023	2
	Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three and six months ended December 31, 2022 and 2023	3
	Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2022 and 2023	5
	Notes to Unaudited Condensed Consolidated Financial Statements.	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	30
Item 4.	Controls and Procedures.	30

	PART II - OTHER INFORMATION	31
Item 1.	Legal Proceedings	31
Item 1A.	Risk Factors	31
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31
Item 3.	Defaults upon Senior Securities	31
Item 4.	Mine and Safety Disclosure	31
Item 5.	Other Information	31
Item 6.	Exhibits	32

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

Although forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under Part I, Item 1A, Risk Factors and Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Form 10-K for the fiscal year ended June 30, 2023, as well as the headings “Risks Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q and in other reports that we file with the SEC. You are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.

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

ii

PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements

ISPIRE TECHNOLOGY INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2023	2022	2023
	(Restated)		(Restated)
Revenue	$31,897,399	$41,685,561	$58,840,449	$84,550,208

Cost of revenue	26,758,821	35,309,355	48,909,768	71,285,710

Gross profit	5,138,578	6,376,206	9,930,681	13,264,498

Operating expenses:
Sales and marketing expenses	906,372	1,517,715	2,407,528	2,586,378
General and administrative expenses	3,922,363	8,809,127	8,428,178	15,540029

Total Operating expenses	4,828,735	10,326,842	10,835,706	18,126,407

Income (loss) from operations	309,843	(3,950,636)	(905,025)	(4,861,909)

Other income (expense):
Interest income, net	76,301	198,619	76,811	270,865
Exchange gain (loss), net	23,212	30,856	(477,582)	34,517
Other income (expense), net	(21,286)	51,017	(40,487)	7,813

Total Other income (expense), net	78,227	280,492	(441,258)	313,195

Income (loss) before income taxes	388,070	(3,670,144)	(1,346,283)	(4,548,714)

Income taxes - current	(518,312)	(352,180)	(785,713)	(848,225)

Net loss	$(130,242)	$(4,022,324)	$(2,131,996)	$(5,396,939)

Other comprehensive loss
Foreign currency translation adjustments	149,306	114,327	142,430	158,790
Comprehensive income (loss)	$19,064	$(3,907,997)	$(1,989,566)	$(5,238,149)

Net loss per share
Basic and diluted	$(0.01)	$(0.07)	$(0.04)	$(0.10)

Weighted average shares outstanding:
Basic and diluted	50,000,000	54,270,236	50,000,000	54,258,224

See notes to unaudited condensed consolidated financial statements.

ISPIRE TECHNOLOGY INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2023 (Note 2)	2023
Assets
Current assets:
Cash	$40,300,573	$17,502,989
Accounts receivable, net	24,526,262	45,454,998
Inventories	7,472,108	7,548,086
Prepaid expenses and other current assets	3,378,617	3,183,215
Investment - other	9,133,707	9,318,480
Total current assets	84,811,267	83,007,768
Other assets:
Property, plant and equipment, net	1,088,131	2,148,206
Intangible assets, net	-	726,978
Rental deposit	732,334	727,766
Right-of-use assets – operating leases	4,061,617	3,969,437
Total other assets	5,882,082	7,572,387
Total assets	$90,693,349	$90,580,155
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$1,274,391	$5,972,530
Accounts payable – related party	51,698,588	48,999,001
Contract liabilities	988,556	1,705,171
Accrued liabilities and other payables	281,361	603,715
Due to a related party	710,910	-
Income tax payable - current	63,853	-
Operating lease liabilities – current portion	944,525	1,244,565
Total current liabilities	55,962,184	58,524,982

Other liabilities:
Operating lease liabilities – net of current portion	3,356,232	3,067,909
Total liabilities	59,318,416	61,592,891

Commitments and contingencies

Stockholders’ equity:
Common stock, par value $0.0001 per share; 140,000,000 shares authorized; 54,222,420 and 54,279,396 shares issued and outstanding as of June 30, 2023 and December 31, 2023	5,422	5,428
Preferred stock, par value $0.0001 per share, 10,000,000 shares authorized, no shares issued at June 30, 2023 and December 31, 2023	-	-
Additional paid-in capital	25,685,475	28,535,949
Retained earnings	5,847,804	450,865
Accumulated other comprehensive loss	(163,768)	(4,978)
Total stockholders’ equity	31,374,933	28,987,264
Total liabilities and stockholders’ equity	$90,693,349	$90,580,155

See notes to unaudited condensed consolidated financial statements.

ISPIRE TECHNOLOGY INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED DECEMBER 31, 2022 (RESTATED) AND 2023

	Common stock		Preferred stock		Additional		Accumulated Other	Total
	Number		Number		Paid-in	Retained	Comprehensive	Shareholders’
	of Shares	Amount	of Shares	Amount	Capital	Earnings	(Loss)/Income	Equity
Balance, October 1, 2022	50,000,000	$5,000	-	$-	$-	$9,944,653	$(191,540)	$9,758,113

Net loss	-	-	-	-	-	(130,242)	-	(130,242)

Foreign currency translation adjustment	-	-	-	-	-	-	149,306	149,306

Balance, December 31, 2022	50,000,000	$5,000	-	$-	$-	$9,814,411	$(42,234)	$9,777,177

Balance, October 1, 2023	54,268,992	$5,427	-	$-	$26,653,029	$4,473,189	$(119,305)	$31,012,340

Net loss	-	-	-	-	-	(4,022,324)	-	(4,022,324)

Stock-based compensation expense	-	-	-	-	1,669,475	-	-	1,669,475

Issuance of common stock for equity incentive awards	10,404	1	-	-	213,445	-	-	213,446

Foreign currency translation adjustment	-	-	-	-	-	-	114,327	114,327
Balance, December 31, 2023	54,279,396	$5,428	-	$-	$28,535,949	$450,865	$(4,978)	$28,987,264

ISPIRE TECHNOLOGY INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED DECEMBER 31, 2022 (RESTATED) AND 2023

	Common stock		Preferred stock		Additional		Accumulated Other	Total
	Number		Number		Paid-in	Retained	Comprehensive	Shareholders’
	of Shares	Amount	of Shares	Amount	Capital	Earnings	(Loss)/Income	Equity
Balance, July 1, 2022	50,000,000	$5,000	-	$-	$-	$11,946,407	$(184,664)	$11,766,743

Net loss	-	-	-	-	-	(2,131,996)	-	(2,131,996)

Foreign currency translation adjustment	-	-	-	-	-	-	142,430	142,430

Balance, December 31, 2022	50,000,000	$5,000	-	$-	$-	$9,814,411	$(42,234)	$9,777,177

Balance, July 1, 2023	54,222,420	$5,422	-	$-	$25,685,475	$5,847,804	$(163,768)	$31,374,933

Net loss	-	-	-	-	-	(5,396,939)	-	(5,396,939)

Stock-based compensation expense	-	-	-	-	2,311,418	-	-	2,311,418

Issuance of common stock for equity incentive awards	56,976	6	-	-	539,056	-	-	539,062

Foreign currency translation adjustment	-	-	-	-	-	-	158,790	158,790
Balance, December 31, 2023	54,279,396	$5,428	-	$-	$28,535,949	$450,865	$(4,978)	$28,987,264

See notes to unaudited condensed consolidated financial statements.

ISPIRE TECHNOLOGY INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months ended December 31,
	2022	2023
	(Restated)
Net loss	$(2,131,996)	$(5,396,939)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	13,660	75,160
Credit loss expenses	1,029,655	2,126,284
Stock-based compensation expenses	-	2,850,480
Inventory impairment expenses	-	130,452
Changes in operating assets and liabilities:
Accounts receivable	(10,818,728)	(22,762,155)
Inventories	(5,724,630)	(206,430)
Prepaid expenses and other current assets	134,307	199,970
Accounts payable and accounts payable – related party	25,487,786	1,759,301
Contract liabilities	(665,242)	629,430
Accrued liabilities and other payables	159,577	322,354
Operating lease liabilities	102,375	103,897
Income tax payable	788,866	(63,853)
Net cash provided by (used in) operating activities	8,375,630	(20,232,049)

Cash flows from investing activities:
Purchase of property, plant and equipment	(478,473)	(1,130,620)
Acquisition of intangible assets	-	(731,593)
Net cash used in investing activities	(478,473)	(1,862,213)

Cash flows from financing activities:
Advances from related parties	1,934,855	-
Repayments of advances from a related party	(45,509)	(703,322)
Net cash provided by (used in) financing activities	1,889,346	(703,322)

Net increase (decrease) in cash	9,786,503	(22,797,584)
Cash - beginning of period	74,480,651	40,300,573
Cash - end of period	$84,267,154	$17,502,989
Supplemental non-cash investing and financing activities
Leased assets obtained in exchange for operating lease liabilities	$3,714,979	$507,292

See notes to unaudited condensed consolidated financial statements.

ISPIRE TECHNOLOGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

DECEMBER 31, 2023

1. ORGANIZATION AND PRINCIPAL ACTIVITIES

Ispire Technology Inc. (the “Company” or “Ispire”) was incorporated under the laws of the State of Delaware on June 13, 2022. Through its subsidiaries, the Company is engaged in the research and development, design, commercialization, sales, marketing and distribution of branded e-cigarettes and cannabis vaping products.

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

Aspire Global and the Company are related parties since the same individual is the chief executive officer of both companies. As of December 31, 2023, the chief executive officer and his wife, being directors of both companies, owned 66.5% and 5.0% of the equity of Aspire Global, respectively. As of December 31, 2023, they owned 61.3% and 4.6% of the equity of the Company, respectively. On July 29, 2022, Aspire Global transferred 100% of the equity interest in Aspire North America to the Company. On the same day, Aspire Holdings transferred 100% of the equity of Aspire Science to Ispire International. At the time of transfer of the equity in Aspire North America and Aspire Science, the Company had the same stockholders as Aspire Global and the Company’s stockholders held the same percentage interest in the Company as they had in Aspire Global. Because the transfer of the equity in Aspire North America and Aspire Science is a transfer between related parties, the historical financial information of the subsidiaries is carried forward as the historical financial information of the Company and the 50,000,000 shares that were issued at or about the time of the Company’s organization are treated as being outstanding on July 1, 2020.

In September 2023, the Company established a wholly-owned subsidiary, Ispire Malaysia Sdn Bhd (“Ispire Malaysia”) under the laws of the Federation of Malaysia, in order to establish manufacturing operations in Southeast Asia. Ispire Malaysia was formed by Tuanfang Liu, the Company’s Chairman and Co-Chief Executive Officer on September 1, 2023, and assigned to the Company on September 22, 2023, at a consideration of 100 Malaysian ringgits.

The following table sets forth information concerning the Company and its subsidiaries as of December 31, 2023:

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

Ispire is a holding company and does not engage in any active operations. Its business is conducted by its two operating subsidiaries, Aspire North America, which is engaged in the development, marketing and sales of cannabis vapor products, which were introduced in mid-2020, and Aspire Science, which is engaged in the marketing and sales of tobacco vaping products, and the products are mainly sold in Europe and Asia Pacific (excluding PRC).

Restatement of Unaudited Condensed Consolidated Financial Statements - December 31, 2022

In audit of financial statements for the year ended June 30, 2023, the Company identified errors related to the recording of the intellectual property rights transferred to the Company by a control party during the three months ended December 31, 2022, as disclosed in Form 8-K, filed with the SEC on September 15, 2023. The Company determined that the intangible assets were incorrectly recorded in the unaudited financial statements, and that intellectual property rights which were transferred to the Company by a control party should be recorded at the transferor’s book value, which was nil, rather than the valuation result from an independent third party valuer. As a result of the restatement, as of December 31, 2022, the restated intangible asset balance should be $0, instead of $73,487,283. For the three months ended December 31, 2022, the net loss decreased from $902,874, or $0.02 per share (basic and diluted), to the net loss of $130,242, or $0.01 per share (basic and diluted). For the six months ended December 31, 2022, the net loss decreased from $2,950,921, or $0.06 per share (basic and diluted), to $2,131,996, or $0.04 per share (basic and diluted).

In preparing the unaudited condensed consolidated statement of cash flows, the Company identified an additional error related to the presenting of operating leases. The Company determined that cash payments arising from operating leases were incorrectly classified under financing activities instead of operating activities. As a result of the restatement, the Company’s principal portion of lease payment of $449,638 in unaudited condensed consolidated statements of cash flows for the six months ended December 31, 2022 was reclassified to operating activities. The Company also omit to present the noncash activities in relation to leased assets obtained in exchange for operating lease liabilities. During the review of unaudited condensed consolidated financial statements for the three and six months ended December 31, 2022 and 2023, the Company has added disclosure of $3,714,979 of leased assets obtained in exchange for operating lease liabilities in the unaudited condensed consolidated statements of cash flows for the six months ended December 31, 2022.

Risk and Uncertainties

Impact of COVID-19

In December 2019, coronavirus disease 2019 (COVID-19) was first reported to have surfaced in Wuhan, China. During 2020, the disease spread to many parts of the world. The pandemic has resulted in quarantines, travel restrictions, and the temporary closure of stores and facilities in much of the world, most of which are no longer in effect. The World Health Organization ended the global emergency status for COVID-19 on May 5, 2023, and the United States Department of Health and Human Services declared that the public health emergency from COVID-19 expired at the end of the day on May 11, 2023.

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

In 2022, a slowdown in the delivery of components to Shenzhen Yi Jia resulting from supply chain slowdowns as a result of the effects of mainland China’s COVID policy resulted in an increase in cost of revenue during the three and six months ended December 31, 2022. The Company cannot assure you that it will not suffer from a chip shortage or that the effects of China’s COVID policy will not affect Shenzhen Yi Jia’s ability or the ability of its suppliers to delivery products in a timely manner.

Market and Economic Conditions

In recent years, the United States and other markets have experienced cyclical or episodic downturns, and worldwide economic conditions remain uncertain, including, as a result of the COVID-19 pandemic, supply chain disruptions, the Russian invasion of Ukraine, Hamas and Israel war, instability in the U.S. and global banking systems, rising fuel prices, increasing interest rates or foreign exchange rates and increased inflation and the possibility of a recession. A significant downturn in economic conditions may affect the market for the Company’s products and its supplier’s ability to provide products on acceptable terms.

The Company cannot predict the timing, strength, or duration of any future economic slowdown or any subsequent recovery generally, or in any industry. If the conditions in the general economy and the markets in which the Company operates worsen from present levels, its business, financial condition, operating results could be adversely affected.

E-cigarette regulation

Regulation regarding e-cigarette varies across countries, from no regulation to a total ban. The legal status of e-cigarettes is currently pending in many countries. But as e-cigarettes have become more and more popular recently, many countries are considering imposing more stringent law and regulations to regulate this market. Changes in existing law and regulations and the imposition of new laws and regulations in countries and regions that our major customers are located in may adversely affect the Company’s business.

The Federal Food, Drug, and Cosmetic Act requires all Electronic Nicotine Delivery Systems (“ENDS”) product manufacturers that market products in the United States to submit Premarket Tobacco Product Applications (“PMTAs”) to the Food and Drug Administration (“FDA”). For ENDS products that were on the U.S. market on August 8, 2016, a PMTA was required to be submitted to the FDA by September 9, 2020; for ENDS products that were not on the U.S. market prior to August 8, 2016, and for which a PMTA was not filed by September 9, 2020, a PMTA issued in response to a PMTA is required before the subject product may enter the U.S. market. The Company has submitted a PMTA filing for one ENDS product, and, under apparent FDA policies, the agency will not enforce the premarket review requirements for that product pending review of its PMTA. However, even with submission of the PMTA application, the FDA may reject the Company’s application and may prevent the Company’s ENDS products from being sold in U.S., which will adversely affect the Company’s business.

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

The European Commission issued the Tobacco Products Directive (the “TPD”), which became effective on May 19, 2014 and became applicable in the European Union member states on May 20, 2016. The TPD regulates e-cigarettes on the packaging, labelling and ingredients of the products on the European Union market, the creation of smoke-free environments, tax measures and activities against illegal trade and anti-smoke campaigns. Member states of the European Union are required to ensure that advertisements for any tobacco related product are prohibited, and no promotion shall be made as to those devices with an intention to promote e-cigarettes. For the e-cigarettes released after May 20, 2016, TPD requires e-cigarette manufacturers to submit product sales applications to the regulatory market six months in advance, and ensure their products can meet the TPD requirements before they can be released. The Company has complied with TPD requirement for all its tobacco products sold in Europe.

The sale of cannabis vaping products is illegal in the European Union and the United Kingdom.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed interim   consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present a fair statement of the Company’s consolidated financial position as of December 31, 2023, and the results of operations for the three and six month periods ended December 31, 2023 and 2022. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited condensed interim   consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and accordingly do not include all of the disclosures normally made in the Company’s annual consolidated financial statements. Accordingly, these unaudited condensed interim   consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended June 30, 2023, included in the Company’s Annual Report on Form 10-K. The accompanying condensed consolidated balance sheet as of June 30, 2023 has been derived from the Company’s audited financial statements included in such Annual Report.

The results of operations for the three and six month periods ended December 31, 2023 are not necessarily indicative of the results of operations that may be expected for any other interim periods or for the year ending June 30, 2024.

Use of estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates   include allowance for credit losses, inventory reserve, deferred tax asset reserve, the useful lives of property, plant and equipment, incremental borrowing rate for operating leases and fair value of certain share based payment awards. Actual results could differ from those estimates.

Allowance for credit losses

The Company adopted Accounting Standards Update 2016-13 “Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments” on July 1, 2023, under the modified retrospective method of adoption. The Company estimates its allowance for current expected credit losses based on an expected loss model, compared to prior periods which were estimated using an incurred loss model which did not require the consideration of forward-looking economic variables and conditions in the reserve calculation across the portfolio. The impact related to adopting the new standard was not material.

Based on the current expected credit loss model, the Company consider many factors, including age of balance, past events, any historical default, current information available about the customers, current economic conditions and certain forward-looking information, including reasonable and supportable forecasts.

Concentration of credit risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, accounts receivable and investments - others. The Company maintains its cash in financial institutions. To the extent that such deposits exceed the maximum insurance levels, they are uninsured. On June 30, 2023, amounts due from two customers totaled approximately 11% and 11% respectively, of accounts receivable. On December 31, 2023 accounts receivable from two customers totaled approximately 13% and 12%.

Inventories

Inventories mainly consist of finished goods purchased from suppliers. Inventories are stated at the lower of cost or net realizable value. The cost of an inventory item is determined using the weighted average method.

When management determines that certain inventories may not be saleable, or there is an indicator that certain inventory costs may exceed expected market value, the Company will record the difference between the cost and the net realizable value as a write down of inventories. The net realizable value is determined based on the estimated selling price, in the ordinary course of business, less estimated costs necessary to make the sale. The Company records an allowance for slow moving and potentially obsolete inventory based upon recent sales history, the quantity of inventory on-hand, and an estimate of expected sellable life of the inventory. The Company periodically reviews inventory to identify slow moving inventories and compares the forecast sales with the quantities and expected sellable life of inventory. Any inventories   identified during this process are reserved for at rates based upon management’s judgment and historical rates. The quantity thresholds and reserve rates are based on management’s judgment and knowledge of current and projected demand. The reserve estimates may, therefore, be revised if there are changes in the overall market for the Company’s products or market changes that in management’s judgment, impact its ability to sell potentially obsolete inventory. For the three months ended December 31, 2022 and 2023, the Company recorded inventory reserve of $0 and $130,452, respectively. For the six months ended December 31, 2022 and 2023, the Company recorded inventory reserve of $0 and $130,452, respectively.

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

Leases

The Company determines whether an arrangement contains a lease at the inception of the arrangement. If a lease is determined to exist, the term of such lease is assessed based on the date on which the underlying asset is made available for the Company’s use by the lessor. The Company’s assessment of the lease term reflects any rent-free periods. The Company also determines lease classification as either operating or finance at lease commencement, which governs the pattern of expense recognition and the presentation reflected in the consolidated statements of operations over the lease term.

For leases with a term exceeding 12 months, an operating lease liability is recorded on the Company’s consolidated balance sheet at lease commencement reflecting the present value of its fixed minimum payment obligations over the lease term. A corresponding operating lease right-of-use asset equal to the initial lease liability is also recorded, adjusted for any prepaid rent and/or initial direct costs incurred in connection with execution of the lease and reduced by any lease incentives received. For purposes of measuring the present value of its fixed payment obligations for a given lease, the Company uses its incremental borrowing rate, determined based on information available at lease commencement, as rates implicit in its leasing arrangements are typically not readily determinable. The Company’s incremental borrowing rate reflects the rate it would pay to borrow on a secured basis and incorporates the term and economic environment of the associated lease.

For the Company’s operating leases, fixed lease payments are recognized as lease expense on a straight-line basis over the lease term. For leases with a term of 12 months or less, any fixed lease payments are recognized on a straight-line basis over the lease term and are not recognized on the Company’s consolidated balance sheet as an accounting policy election. Leases qualifying for the short-term lease exception were insignificant.

Investment - other

The investment represents a certificate of deposit that the Company holds in HSBC bank. The entire balance of the investment presented on the balance sheet as of December 31, 2023, is $9,318,480 and it matured on February 8, 2024.

Intangible assets

Intangible assets refer to capitalized external costs, such as filing fees and associated attorney fees, incurred to obtain issued patents and patent license rights. All patents are internally generated. The Company expenses costs associated with maintaining patents subsequent to their issuance in the period incurred. Capitalized patent costs are amortized on a straight-line basis over estimated useful lives of 15 - 20 years, which are based on the length of the license agreements as the Company expects to receive economic benefits over that time. The Company assesses the potential impairment to capitalized patent costs when events or changes in circumstances indicate that the carrying amount of our patent portfolio may not be recoverable. $255,650 and $731,593   of patent fees were capitalized during the three and six months ended December 31, 2023. The amortization of the intangible assets were $0 and $4,615 for the three months ended December 31, 2022 and 2023 respectively. The amortization of the intangible assets were $0 and $4,615 for the six months ended December 31, 2022 and 2023 respectively. The amortization expenses were included in the general and administrative expenses.

Revenue recognition

The Company sells its vaping products to customers   and recognizes revenue in accordance with the guidance of ASC 606, Revenue from Contracts with Customers. Many customers are distributors that resell the Company’s products in various geographic regions. The performance obligations are for the Company to transfer the title and control of the goods to a customer for a determined price. Each order is considered a separate contract with single performance obligation. Revenue is recognized when control of goods has transferred to customers. For the majority of the Company’s customer arrangements, control transfers to customers at a point-in-time when goods have been delivered to the pickup location specified by the customer or a forwarder appointed by the customer, as that is generally when legal title, physical possession and risks and rewards of goods transfer to the customer.

Revenue is recognized at the transaction price based on the purchase order as adjusted for the anticipated rebates, discounts and other sales incentives. When determining the transaction price, management estimates variable consideration applying the portfolio approach practical expedient under ASC 606. The main sources of variable consideration for the Company are trade promotion funds, and cash discounts. These sales incentives are recorded as a reduction of revenue at the time of the initial sale using the most-likely amount estimation method. The most-likely amount method is based on the single most likely outcome from a range of possible consideration outcomes. The range of possible consideration outcomes is primarily derived from the following inputs: sales terms and historical experience.

The Company offers different payment terms to different customers. For tobacco vaping products, the general payment term is deposit of 30% of sales amount upon placing order, and the payment of remaining 70% to be made before shipment. For cannabis vaping products, tailored payment term is designed for each customer, based on business relationship, order size and other considerations. All contract liabilities at the beginning of the period were recognized as revenues in the reporting period. The Company offers a thirty - day warranty. The warranty is an assurance-type warranty, and it offers replacement of products in case the products sold do not function as expected. In certain sales contract, a right of return is offered. With a right of return, a customer is given the right to return the products if they are not satisfied with the product, and a credit would be given. The Company has a very low rate of return in history and a return reserve is accrued based on historical return rate and the management’s judgement. The Company has minimal incremental costs of obtaining a contract and are expensed when incurred. Sales taxes, which are sales and use or other similar taxes collected from the customer and remitted to the applicable taxing authority by the Company in accordance with applicable law,   are excluded from revenue.

Disaggregated Revenue

The Company has taken into consideration the nature, amount, timing, and uncertainty of revenue and cash flows, and has determined to disaggregate its net sales of tobacco vaping products and cannabis vaping products. The net sales disaggregated by products for the three and six month period ended December 31, 2022 and 2023, were as follows:

	Three months ended December 31,		Six months ended December 31,
Net sales by product	2022	2023	2022	2023
Tobacco vaping products	$24,061,401	$22,134,264	$43,008,459	$47,666,263
Cannabis vaping products	7,835,998	19,551,297	15,831,990	36,883,945
Total	$31,897,399	$41,685,561	$58,840,449	$84,550,208

Cost of revenue

Cost of revenue for the three and six months ended December 31, 2022 and 2023, consisted primarily of the cost of purchasing vaping products, which were mostly purchased from a related party. See Note 11.

Shipping and handling costs

Shipping and handling costs for the three months ended December 31, 2022 and 2023 are $69,901 and $123,308, respectively. Shipping and handling costs for the six months ended December 31, 2022 and 2023 are $173,378 and $166,752, respectively. They are included in the sales and marketing expenses. The shipping services relating to the shipping and handling costs, are not part of the revenue performance obligation.

Research and development expenses

Research and development expenses for the three months ended December 31, 2022 and 2023 are $25,266 and $297,405, respectively. Research and development expenses for the six months ended December 31, 2022 and 2023 are $ 27,629 and $465,575, respectively. They were included in the general and administrative expenses.

Stock-based compensation

The Company measures and recognizes compensation expenses for stock-based payment awards, including stock options, restricted stocks granted to directors and advisors, and restricted stock units (“RSUs”) granted to employees, based on the grant date fair value of the awards. The Company engages a third-party valuer to determine fair value of stock options using the binomial option pricing model. The fair value of RSUs is measured on the grant date based on the closing market price   of the Company’s common stock. The resulting cost is recognized over the period during which an employee is required to provide service in exchange for the awards, usually the vesting period, which is generally four years for stock options and three years for RSUs. Stock-based compensation is recognized on a straight-line basis over the period during which services are provided in exchange for the award. Stock-based compensation expense is recorded in the general and administrative expense in the consolidated statements of operations. The Company recognizes forfeitures of stock-based payment awards upon occurrence.

Income taxes

The Company accounts for income taxes under ASC 740, Income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

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

The provisions of ASC 740-10 prescribe a more-likely-than-not threshold for consolidated financial statement recognition and measurement of a tax position taken (or expected to be taken) in a tax return. This interpretation also provides guidance on the recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and related disclosures. The Company classifies the interest and penalties, if any, as a component of income tax expense. For three and six months ended December 31, 2022 and 2023, the Company did not incur any interest or penalties related to an uncertain tax position. The Company does not believe that there were any uncertain tax positions as of June 30, 2023 and December 31, 2023.

Earnings per share

The Company computes earnings per share (“EPS”) in accordance with ASC 260, Earnings per Share. ASC 260 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as net loss divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (for example, convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Stock options and unvested restricted stock units, altogether 3,419,140 potentially dilutive shares, could potentially dilute basic EPS in the future that were not included in the computation of diluted EPS because to do so would have been antidilutive for the three and six months ended December 31, 2022 and 2023.

The following table presents a reconciliation of basic net loss per share:

	Three months ended December 31,		Six months ended December 31,
	2022	2023	2022	2023
	(Restated)		(Restated)
Net loss	$(130,242)	$(4,022,324)	$(2,131,996)	$(5,396,939)
Weighted average basic and diluted share of common stock outstanding	50,000,000	54,270,236	50,000,000	54,258,224
Net loss per basic and diluted share of common stock	$(0.01)	$(0.07)	$(0.04)	$(0.10)

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures. The new guidance requires enhanced disclosures about significant segment expenses. The Company is required to adopt this guidance for its annual reporting in fiscal year 2025 and for interim period reporting beginning the first quarter of fiscal year 2026 on a retrospective basis. Early adoption is permitted. We are currently evaluating the impact of this ASU on our segment disclosures.

Customer and Supplier Concentration

(a) Customers

For the three and six months ended December 31, 2022 and 2023, the Company’s major customers, who accounted for more than 10% of the Company’s consolidated revenue, were as follows:

	Three months ended December 31,		Six months ended December 31,
	2022	2023	2022	2023
Major Customers
Customer A	39%	26%	38%	30%
Customer B	*	13%	*	*

*	Represented less than 10% of consolidated revenue.

(b) Suppliers

For the three and six months ended December 31, 2022 and 2023, the Company’s suppliers, who accounted for more than 10% of the Company’s total purchases, were as follows:

	Three months ended December 31,		Six months ended December 31,
	2022	2023	2022	2023
Major Suppliers
Supplier A	100%	71%	100%	70%

(1)	Major supplier A is Shenzhen Yi Jia, a Chinese company that is 95% owned by the Company’s co-chief executive officer and principal stockholder. See Note 11.

3. MISAPPLICATION OF FUNCTIONAL CURRENY

Before October 2023, Aspire Science had been using HKD as its functional currency and translated to USD for consolidation and reporting purposes. During the review of financial statements for the three and six months ended December 31, 2022 and 2023, the Company revisited and determined that the functional currency for Aspire Science should be USD in accordance with Accounting Standards Codification (“ASC”) 830, Foreign Currency Matters. The Company evaluated the materiality of the error from qualitative and quantitative perspectives in accordance with ASC 250-10-20, and Staff Accounting Bulletin (“SAB”) 99. As HKD is pegged to USD in a narrow range of US$1:HK$7.75 -7.85, after evaluation the management concluded that the misstatement resulted from the change of functional currency to all reporting periods prior to October 1, 2023, and correction of the error during the three months ended December 31, 2023 is immaterial given consideration of both quantitative and qualitative factors in assessing an item’s materiality. The functional currency of Aspire Science would be USD from October 2023.

4. CASH

Below is a breakdown of the Company’s cash balances in banks as of June 30, 2023 and December 31, 2023, both by geography and by currencies (translated into U.S. dollars):

	As of June 30,	As of December 31,
By Geography:	2023	2023
Cash in HK	$25,841,880	$13,719,458
Cash in U.S.	14,458,693	3,582,723
Cash in Malaysia	-	200,808
Total	$40,300,573	$17,502,989

By Currency:
USD	$39,835,636	$17,175,077
RM	-	89,908
HKD	363,416	128,921
EUR	59,702	66,645
GBP	22,143	22,352
RMB	19,676	20,086
Total	$40,300,573	$17,502,989

“HKD” refers to Hong Kong dollars, “GBP” refers to British pounds, “EUR” refers to Euros, “RM” refers to Malaysia ringgit, and “RMB” refers to Renminbi.

5. FAIR VALUE MEASUREMENT

As of June 30, 2023 and December 31, 2023, the Company’s assets and liabilities were not measured at fair value on a recurring basis. The carrying value of certain of the Company’s financial instruments, including cash, accounts receivable, prepaid expenses and other receivables, accounts payable, accounts payable - related party, contract liabilities, accrued liabilities and other payables and due to related parties, approximates their fair value because of their short-term maturity.

6. ACCOUNTS RECEIVABLE, NET

As of June 30, 2023 and December 31, 2023, accounts receivable consisted of the following:

	As of June 30,	As of December 31,
	2023	2023
Accounts receivable – gross	$26,025,068	$48,373,928
Allowance for credit losses	(1,498,806)	(2,918,930)
Accounts receivable, net	$24,526,262	$45,454,998

The Company recorded $659,898, and $1,900,797 credit loss expenses for the three months ended December 31, 2022 and 2023, respectively. The Company recorded $1,029,655 and $2,126,284 credit loss expenses for the six months ended December 31, 2022 and 2023, respectively. For the three months ended December 31, 2022 and 2023, the Company wrote off accounts receivable against allowance for credit losses of $0 and $311,379, respectively. For the six months ended December 31, 2022 and 2023, the Company wrote off accounts receivable against allowance for credit losses of $0 and $706,160 respectively.

7. PREPAID EXPENSES AND OTHER CURRENT ASSETS

As of June 30, 2023, and December 31, 2023, prepaid expenses and other current assets consisted of the following:

	As of June 30,	As of December 31,
	2023	2023
Prepayment for inventory purchases	$3,209,413	$1,123,166
Other receivable	142,230	130,162
Prepayments	26,974	1,363,801
Prepaid provisional profit tax – Hong Kong	-	440,094
Interest receivable	-	125,992
Total	$3,378,617	$3,183,215

Prepayments primarily consist of prepayment for production testers and jigs for Ispire Malaysia, and prepayments for marketing services.

8. PROPERTY, PLANT AND EQUIPMENT, NET

As of June 30, 2023, and December 31, 2023, property, plant and equipment consisted of the following:

	As of June 30,	As of December 31,
	2023	2023
Leasehold improvements	$518,854	$813,912
Office and other equipment	339,155	847,427
Furniture and fixtures	309,990	340,723
Construction-in-progress	-	296,557
	1,167,999	2,298,619
Less: accumulated depreciation	(79,868)	(150,413)
Total	$1,088,131	$2,148,206

For the three months ended December 31, 2022 and 2023, depreciation expense amounted to $6,939, and $41,484, respectively. For the six months ended December 31, 2022 and 2023, depreciation expense amounted to $13,495 and $70,545, respectively.

Included in construction-in-progress are prepayment for production and office renovations for Ispire Malaysia.

9. CONTRACT LIABILITIES

As of June 30, 2023, and December 31, 2023, the Company had total contract liabilities of $988,556 and $1,705,171, respectively. These liabilities are advance deposits received from customers after an order has been placed. As of December 31, 2023, the Company expects all of the contract liabilities to be settled in less than one year. The increase in the balance at December 31, 2023 was due to more orders on hand on that date.

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

The balances for the right-of-use assets and lease liabilities where the Company is the lessee are presented as follow:

	As of June 30,	As of December 31,
	2023	2023
Operating lease right-of-use assets	$4,061,617	$3,969,437

Operating lease liabilities – current	$944,525	$1,244,565
Operating lease liabilities – non-current	3,356,232	3,067,909
Total	$4,300,757	$4,312,474

As of December 31, 2023, the maturities of our lease liabilities (excluding short-term leases) are as follows:

As of December 31, 2023
January 1, 2024 to December 31, 2024	$1,539,981
January 1, 2025 to December 31, 2025	1,543,278
January 1, 2026 to December 31, 2026	1,258,333
January 1, 2027 to December 31, 2027	564,731
Total future lease payments	4,906,323
Less: imputed interest	(593,849)
Total lease liabilities	$4,312,474

The Company incurred lease costs, which include the payment of short-term leases, of $369,185 and $335,678 on the Company’s unaudited condensed consolidated statements of operations and comprehensive loss for the three months ended December 31, 2022 and 2023, respectively. The Company incurred lease costs, which include the payment of short-term leases, of $758,735 and $734,991 on the Company’s unaudited condensed consolidated statements of operations and comprehensive loss for the three and six months ended December 31, 2022 and 2023, respectively.

The Company made payments of $300,640 and $379,600 under the lease agreements during the three months ended December 31, 2022 and 2023, respectively. The Company made payments of $540,030 and $712,421 under the lease agreements during the three and six months ended December 31, 2022 and 2023, respectively.

The weighted-average remaining lease term related to the Company’s lease liabilities as of June 30, 2023 and December 31, 2023 was 4 years and 3.2 years, respectively.

The discount rate related to the Company’s lease liabilities as of both June 30, 2023 and December 31, 2023 was 8%. The discount rates are generally based on estimates of the Company’s incremental borrowing rate, as the discount rates implicit in the Company’s leases cannot be readily determined.

11. ACCRUED LIABILITIES AND OTHER PAYABLES

As of June 30, 2023 and December 31, 2023, accrued liabilities and other payables consisted of the following:

	As of June 30,	As of December 31,
	2023	2023
Other payables	$148,197	$403,383
Accrued salaries and related benefits	97,314	117,830
Accrued expenses	35,850	80,175
Other tax payable	-	2,327
Total	$281,361	$603,715

12. RELATED PARTY TRANSACTIONS

a)	The table below sets forth the major related parties and their relationships with the Company:

Name of related parties and Relationship with the Company
-Tuanfang Liu is the Co-Chief Executive Officer and Chairman of the Company.
-Jiangyan Zhu is the wife of Tuanfang Liu and a director of the Company.
-Eigate (Hong Kong) Technology Co., Limited (“Eigate”) is a wholly-owned subsidiary of Aspire Global.
-Aspire Global is a company controlled by the Chairman of the Company.
-Shenzhen Yi Jia, a Chinese company that is 95% owned by the Company’s Chairman and 5% by the Chairman’s cousin.

b)	Tuanfang Liu is also Aspire Global’s chief executive officer and a director of both the Company and Aspire Global, and his wife, Jiangyan Zhu, is also a director of both companies. As of December 31, 2023, Mr. Liu and Ms. Zhu beneficially own 66.5% and 5.0%, respectively, of the outstanding shares of Aspire Global. As of December 31, 2023, Mr. Liu and Ms. Zhu beneficially own 61.3% and 4.6%, respectively, of the outstanding shares of the Company.

c)	The balances in due to related parties at June 30, 2023 and December 31, 2023 represent amounts due to Shenzhen Yi Jia of $710,910 and $0, respectively. The balances are all non-interest bearing, unsecured, have no due date and are repayable on demand.

d)

For both three and six month periods ended December 31, 2022 and 2023, the majority of the Company’s tobacco and cannabis vaping products were purchased from Shenzhen Yi Jia. As of June 30, 2023 and December 31, 2023, the accounts payable - related party was $51,698,588 and $48,999,001, respectively, which was payable to Shenzhen Yi Jia. There is no fixed payment terms regarding these balances and they are classified as current liabilities. For the three months ended December 31, 2022 and 2023, the purchases from Shenzhen Yi Jia were $27,055,791, and $25,464,800, respectively. For the six months ended December 31, 2022 and 2023, the purchases from Shenzhen Yi Jia were $49,360,346 and $48,983,213, respectively.

13. INCOME TAXES

For the three and six months ended December 31, 2022 and 2023 income (loss) before income taxes by major taxing jurisdiction consists of:

	Three months ended December 31,		Six months ended December 31,
	2022	2023	2022	2023
HK	$2,893,624	$2,538,994	$4,103,951	$5,691,070
U.S.	(2,505,554)	(5,994,080)	(5,450,234)	(9,936,111)
Malaysia	-	(215,058)	-	(303,673)
Total	$388,070	$(3,670,144)	$(1,346,283)	$(4,548,714)

Income taxes recorded for the three and six months ended December 31, 2022 and 2023, were estimated using the discrete method. Income taxes are based on the Company’s financial results through the end of the period, as well as the related change in the valuation allowance on deferred tax assets. The Company is unable to estimate the annual effective tax rate with sufficient precision for purposes of the effective tax rate method, which requires the Company to consider a projection of full-year income and the expected change in the valuation allowance. The estimated annual effective tax rate method was not reliable due to its sensitivity to small changes to forecasted annual pre-tax earnings and the effect of the valuation allowance, which create results with significant variations in the customary relationship between income tax expense and pre-tax income for the interim periods. As a result, the Company determined that using the discrete method is more appropriate than using the annual effective tax rate method.

The Company’s effective tax rate for the three and six months ended December 31, 2022 and 2023, was different from the Hong Kong statutory income tax rate due primarily to the U.S. subsidiary being in a loss position. No tax benefit has been recognized for this current loss and the related carryforward losses of this subsidiary, as a full valuation allowance has been established against the deferred tax asset arising from the losses.

As at June 30, 2023, income tax payable of $63,853 was from income generated during the year ended June 30, 2023. As at December 31, 2023, there was no income tax payable as the tax position was prepaid provisional tax from Hong Kong operation of $440,094. All income tax payables or prepaid amounts arose solely from Hong Kong operation.

As at December 31, 2023, there were unrecognized deferred tax assets of $6,016,774, out of which $4,854,545 were net operating loss carryforwards in the U.S. that may result in future income tax benefits, resulting from net operating losses of $23,116,882 from Aspire North America LLC. The amount of the valuation allowance as of December 31, 2023 was $6,016,774, resulting from an addition of $1,516,330 to the valuation allowance of $4,500,444 as of June 30, 2023.

14. STOCK-BASED COMPENSATION

In October 2022, the directors and stockholders of the Company approved the 2022 Equity Incentive Plan (the “Plan”) pursuant to which up to 15,000,000 shares of common stock may be issued pursuant to options, restricted stock or RSUs grants. The Plan will be administered by the Compensation Committee of the Board of Directors. Awards under the Plan may be granted to officers, directors, employees and those consultants who qualify as a consultant or advisor under the instructions to Form S-8 filed with U.S. Securities and Exchange Commission on July 26, 2023. The Compensation Committee has broad discretion in making awards; provided that any options shall be exercisable at the fair market value on the date of grant.

Restricted stocks

During the six months ended December 31, 2023, 56,976 shares of common stock were issued to the Company’s board of directors and consultants in settlement of restricted stock granted under the Plan. Restricted stocks granted to directors are vested over three months and fully vested as of December 31, 2023. Restricted stocks granted to consultants are vested over their respective service periods from six months to one year. The unrecognized compensation expenses related to unvested restricted stocks were $29,242 as of December 31, 2023.

During the six months ended December 31, 2023, 2,910,000 stock options and 587,235 RSUs were granted to the Company’s employees under the Plan. See below for details.

Stock Options

The following is a summary of stock option activity transactions as of and for the period ended June 30, 2023 and December 31, 2023:

	Number of options	Weighted average exercise price	Weighted average fair value per option
Outstanding at June 30, 2023	-	$-	$-
Granted	2,910,000	$9.63	$5.45
Exercised	-	$-	$-
Expired	-	$-	$-
Forfeiture	65,000	$9.76	$5.54
Outstanding at December 31, 2023	2,845,000	$9.63	$5.45

The aggregate intrinsic value of options outstanding with an exercise price less than the closing price of the Company’s common stock as of December 31, 2023 was $7,263,425. The aggregate intrinsic value of options exercisable with an exercise price less than the closing price of the Company’s common stock as of December 31, 2023 was $400,875. Aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the period in excess of the weighted-average exercise price multiplied by the number of options outstanding or exercisable.

Total expense of options vested for the three months ended December 31, 2022 and 2023, was $0 and $1,201,114, respectively. Total expense of options vested for the six months ended December 31, 2022 and 2023, was $0 and $1,707,093, respectively. The options granted during the six months ended December 31, 2023 were valued using the binomial option pricing model based on the following range of assumptions:

Six months ended December 31, 2023
Risk-free interest rate	4.062% - 4.812%
Time to expiry	4 - 10 years
Expected volatility	50% - 55%
Expected dividend yield	0%

RSUs

RSUs granted to employees vest cumulatively as to one-third of the restricted stock units on each of the first three anniversaries of the date of grant based on continues service. Each vested RSU entitles holder to receive one share of common stock upon exercise. RSUs are accounted for as equity using the fair value method, which requires measurement and recognition of compensation expense for all awards granted to employees, directors and consultants based upon the grant-date fair value.

	Shares	Weighted average grant date fair value
Unvested, June 30, 2023	-	$-
Granted	587,235	9.76
Vested	-	-
Canceled and forfeited	(13,095)	9.76
Unvested, December 31, 2023	574,140	$9.76

Total expense for the RSUs during the three and six months ended December 31, 2023 was $468,361 and $604,325.

The following table summarizes the allocation of stock-based compensation in the accompanying consolidated statements of operations:

	Three months ended December 31,		Six months ended December 31,
	2022	2023	2022	2023
General and administrative expenses	$-	$1,850,380	$-	$2,802,033
Sales and marketing expenses	-	32,541	-	48,447
Total	$-	$1,882,921	$-	$2,850,480

15. COMMITMENTS AND CONTINGENCIES

On December 11, 2023, the Company entered into a licensing agreement with BRKFST, LLC (“BRKFST”) for the licensing of marks owned by BRKFST. For a minimum of 3 years (and maximum of 9 years), the license agreement permits the Company to manufacture, market, sell, and distribute vape products bearing BRKFST’s marks. The license agreement calls for the Company to pay BRKFST royalties (equal to a mutually agreed upon percentage of net profits) on the sale of products bearing said marks, which said royalties may become material if the sales of said products are successful.  Further, the license agreement requires (i) joint marketing efforts of the Company and BRKFST and (ii) that a mutually agreed upon percentage of net profits be used to fund the marketing of the licensed products. There was no sales with BRKFST’s marks during the three and six months ended December 31, 2023.

16. SUBSEQUENT EVENTS

On January 10, 2024, CO-CEO, as administrator of the 2022 Equity Incentive plan, granted pursuant to the Plan non-qualified stock options to its employees to purchase an aggregate of 70,000 shares of common stock, at an exercise price of $11.16 per share, being the closing price as of January 10, 2024. These options shall vest over four years with the initial vesting of 25% of the awarded options vesting on the one-year anniversary date hereof, with the remaining 75% of the award vesting pro-rata on a monthly basis for the following 36 months thereafter based on continued service.

On February 1, 2024, the Company reported in Form 8-K that on January 31, 2024, the “Company entered into a Letter of Intent and Term Sheet (the “Term Sheet”) with Touch Point Worldwide Inc. d/b/a Berify (“Berify,” and together with the Company, the “Parties”), a technology company specializing in linking physical products to the digital world, digital engagement, and brand protection. Under the terms of the Term Sheet, the Parties intend to create a new joint venture that is a Delaware limited liability company (the “NewCo”) that will be 50% owned by the Company and 50% owned by Berify. Ispire’s contribution to NewCo will be up to $10 million in funding to support research and development, submission by NewCo of premarket tobacco product applications to the U.S. Food and Drug Administration and software development. The Company expects that other parties, including strategic and financial partners, will participate in the joint venture and become shareholders of NewCo in the future. The Term Sheet also summarizes the terms of certain other commercial agreements to be entered into among the Parties and NewCo with respect to the development, production and exploitation of the assets and the operation of the NewCo business (the “Definitive Documents”).

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

Overview

We are engaged in the research and development, design, commercialization, sales, marketing and distribution of branded e-cigarettes and cannabis vaping products. We sell our tobacco vaping products worldwide except for the People’s Republic of China (the “PRC”) and Russia. Our tobacco vaping products are marketed under the Aspire brand name and are sold primarily through our distribution network and we have plans to launch various third-party branded lines of tobacco vaping products in the future. We currently sell our cannabis vaping hardware only in the United States, and we have recently commenced marketing activities in Canada and Europe, primarily in the European Union. Most of our products are vaping hardware. Vaping refers to the practice of inhaling and exhaling the vapor produced by an electronic vaping device, and includes dabbing, which is the recreational inhalation of extremely concentrated tetrahydrocannabinol, the main psychotropic cannabinoid derived from the marijuana plant. Our cannabis vaping products are marketed under the Ispire brand name, primarily on an ODM basis to other cannabis vapor companies. ODM generally involves the design and customization of the core products to meet each brand’s unique image and needs, and our products are sold by our customers under their own brand names although they may also include our brand name on the products.

Regulatory Risks

The sale of tobacco and cannabis products is subject to regulations worldwide. Many countries prohibit the sale of any cannabis products, and many countries have regulations relating to tobacco products, with a particular emphasis on underage sales. As a result of regulations in the United States, we are able to sell only one tobacco vaping product line, the Nautilus Prime, in the United States. Our tobacco vaping sales in the United States were approximately $0.1 million and $47,000 for the three months ended December 31, 2022 and 2023, respectively. Our tobacco vaping sales were approximately $0.5 million and $0.2 million for the six months ended December 31, 2022 and 2023, respectively. Because the volume of sales did not justify the marketing and regulatory costs, we have ceased marketing tobacco vaping products in the United States. If any similar regulations are adopted with respect to cannabis products, our business may be severely impacted since all of our cannabis revenue for the three and six months ended December 31, 2022 and 2023, was generated from sales in the United States

Effects of COVID-19 Pandemic

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

The extent to which COVID-19 impacts our operations on an ongoing basis is highly uncertain. Since nearly all of our products are presently manufactured in China by a related party, any changes in the outbreak in China and any changes in the Chinese government’s policy may affect our supplier’s operations which could affect its ability to manufacture and deliver product in a timely manner.

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

Accounts Receivable

Our business relies on the collection of accounts receivable from our customers in a timely manner to maintain liquidity and support our ongoing operations. The balance of the allowance for credit losses was $1.5 million and $2.9 million at June 30, 2023 and December 31, 2023, respectively. Our failure or inability to collect accounts receivable when due results from a number of factors, including (i) our customer’s failure to pay as a result of adverse economic conditions affecting the customers; (ii) our failure to implement effective collection efforts; and (iii) disputes over contract terms, product quality or delays in delivery. Although we may implement strategies to mitigate these risks, there can be no assurance that such measures will be entirely effective, and we may continue to incur write-offs of accounts receivable, which may impair our ability to operate profitably.

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

Results of Operations

Three Months and Six Months Ended December 31, 2022 and 2023

The following table sets forth a summary of our unaudited condensed consolidated statements of operations and comprehensive income for the three months ended December 31, 2022 and 2023, and six months ended December 31, 2022 and 2023 (dollars in thousands except share amounts).

	Three Months Ended December 31,				Six Months Ended December 31,
	2022		2023		2022		2023
	$	% of Revenue	$	% of Revenue	$	% of Revenue	$	% of Revenue
Revenue	$31,897	100.0%	$41,685	100.0%	$58,841	100.0%	$84,550	100.0%
Cost of revenue	(26,759)	(83.9)%	(35,309)	(84.7)%	(48,910)	(83.1)%	(71,286)	(84.3)%
Gross profit	5,138	16.1%	6,376	15.3%	9,931	16.9%	13,264	15.7%
Operating expenses	(4,828)	(15.1)%	(10,327)	(24.8)%	(10,836)	(18.4)%	(18,126)	(21.4)%
Income (loss) from operations	310	(1.0)%	(3,950)	(9.5)%	(905)	(1.5)%	(4,862)	(5.8)%
Other income (expense), net	78	0.2%	280	0.7%	(441)	(0.7)%	314	0.4%
Income (loss) before income taxes	388	1.2%	(3,670)	(8.8)%	(1,346)	(2.3)%	(4,548)	(5.4)%
Income taxes	(518)	(1.6)%	(352)	(0.8)%	(786)	(1.3)%	(848)	(1.0)%
Net loss	(130)	(0.4)%	(4,022)	(9.6)%	(2,132)	(3.6)%	(5,396)	(6.4)%
Other comprehensive income	149	0.5%	114	0.3%	142	0.2%	159	0.2%
Comprehensive income (loss)	19	0.1%	(3,908)	(9.4)%	(1,990)	(3.4)%	(5,237)	(6.2)%
Net loss per share Basic and diluted	(0.01)		(0.07)		(0.04)		(0.10)
Weighted shares of common stock outstanding Basic and diluted	50,000,000		54,270,236		50,000,000		54,258,224

Revenue

The following tables set out the breakdown of our revenue percentage by region   based on information provided to us by our distributors on where the distributors are reselling to.

	For the Three Months ended December 31,
	2022	2023
Europe	57.2%	37.6%
North America (the U.S. and Canada)	26.2%	47.8%
Asia Pacific (excluding PRC)	16.4%	14.4%
Others	0.2%	0.2%
Total	100.0%	100.0%

Our revenue increased by $9,788,162, or 30.7%, from $31,897,399 for the three months ended December 31, 2022, to $41,685,561 for the three months ended December 31, 2023. All cannabis vaping products are sold in United States, which were included in sales in North America. Sales in North America also include sales of tobacco vaping products in Canada. Sales to regions other than North America are from tobacco vaping products. The increase in revenue is the combined effect of (i) increases in sales of cannabis vaping products of $11.8 million from $7.8 million for the three months ended December 31, 2022 to approximately $19.6 million for the three months ended December 31, 2023, partially offset by (ii) decreases in sales of tobacco vaping products in Europe of $2.6 million from $18.3 million for the three months ended December 31, 2022 to approximately $15.7 million for the three months ended December 31, 2023.

	For the Six Months ended December 31,
	2022	2023
Europe	56.7%	42.0%
North America (the U.S. and Canada)	29.2%	44.7%
Asia Pacific (excluding PRC)	13.8%	13.1%
Others	0.3%	0.2%
Total	100.0%	100.0%

Our revenue increased by $25,709,759, or 43.7%, from $58,840,449 for the six months ended December 31, 2022, to $84,550,208 for the six months ended December 31, 2023. All cannabis vaping products are sold in United States, which were included in sales in North America. Sales in North America also include sales of tobacco vaping products in Canada. Sales to regions other than North America are from tobacco vaping products. The increase in revenue is the combined effect of (i) increases in sales of cannabis vaping products of $21.1 million from $15.8 million for the six months ended December 31, 2022 to approximately $36.9 million for the six months ended December 31, 2023, (ii) increases in sales of tobacco vaping products in Asia Pacific (excluding PRC) of $3.0   million from $8.1 million for the six months ended December 31, 2022 to approximately $11.1 million for the six months ended December 31, 2023, (iii) increases in sales of tobacco vaping products in Europe of $2.1 million from $33.4 million for the six months ended December 31, 2022 to approximately $35.5 million for the six months ended December 31, 2023.

Cost of Revenue

Cost of revenue mainly consists of cost of purchases of vaping products, which we mainly purchased from Shenzhen Yi Jia. Cost of revenue increased by $8,550,534, or 32.0%, from $26,758,821 for the three months ended December 31, 2022, to $35,309,355 for the three months ended December 31, 2023. The increase in cost of revenue reflects the increase in period-to-period unit sales.

Cost of revenue increased by $22,375,942, or 45.7%, from $48,909,768 for the six months ended December 31, 2022, to $71,285,710 for the six months ended December 31, 2023. The increase in cost of revenue reflects the increase in period-to-period unit sales.

Gross Profit

The following tables show the revenue, cost of revenue and gross profit of our tobacco and cannabis vaping products (dollars in thousands).

	For the Three Months Ended December 31, 2022
	Revenue	Cost of revenue	Gross profit	Gross profit %
Tobacco vaping products	$24,061	$20,576	$3,485	14.5%
Cannabis vaping products	7,836	6,183	1,653	21.1%
Total	$31,897	$26,759	$5,138	16.1%

	For the Three Months Ended December 31, 2023
	Revenue	Cost of revenue	Gross profit	Gross profit %
Tobacco vaping products	$22,134	$18,753	$3,381	15.3%
Cannabis vaping products	19,551	16,556	2,995	15.3%
Total	$41,685	$35,309	$6,376	15.3%

Gross profit increased by $1,237,628, or 24.1%, from $5,138,578 for the three months ended December 31, 2022 to $6,376,206 for the three months ended December 31, 2023, and our gross profit percentage decreased from 16.1% to 15.3%. The gross profit percentage for tobacco vaping products remained constant. The decrease in gross profit percentage for cannabis vaping products was primarily due to larger customers that negotiated lower prices resulting in lower margins, and a change in product mix with more lower margin products being sold during the three months ended December 31, 2023.

	For the Six Months Ended December 31, 2022
	Revenue	Cost of revenue	Gross profit	Gross profit %
Tobacco vaping products	$43,009	$36,481	$6,528	15.2%
Cannabis vaping products	15,832	12,429	3,403	21.5%
Total	$58,841	$48,910	$9,931	16.9%

	For the Six Months Ended December 31, 2023
	Revenue	Cost of revenue	Gross profit	Gross profit %
Tobacco vaping products	$47,666	$40,250	$7,416	15.6%
Cannabis vaping products	36,884	31,035	5,849	15.9%
Total	$84,550	$71,285	$13,264	15.7%

Gross profit increased by $3,333,817, or 33.6%, from $9,930,681 for the six months ended December 31, 2022 to $13,264,498 for the six months ended December 31, 2023, while our gross profit percentage decreased from 16.9% to 15.7%. The gross profit percentage for tobacco vaping products remained constant. The decrease in gross profit percentage for cannabis vaping products was primarily due to larger customers that negotiated lower prices resulting in lower margins, and a change in product mix with more lower margin products being sold during the six months ended December 31, 2023.

Operating Expenses

Operating expenses increased $5,498,107 or 113.9%, from $4,828,735 for the three months ended December 31, 2022 to $10,326,842 for the three months ended December 31, 2023. Operating expenses increased $7,290,701 or 67.3%, from $10,835,706 for the six months ended December 31, 2022, to $18,126,407 for the six months ended December 31, 2023.

Our sales and marketing expenses mainly consist of employees’ salaries and benefits, marketing expense, travel expenses and others.

Sales and marketing expenses increased by $611,343, or 67.4%, from $906,372 for the three months ended December 31, 2022, to $1,517,715 for the three months ended December 31, 2023. The increase in sales and marketing expenses was primarily due to an increase in our marketing campaign and trade shows for our cannabis vaping products. Sales and marketing expenses increased by $178,850, or 7.4%, from $2,407,528 for the six months ended December 31, 2022, to $2,586,378 for the six months ended December 31, 2023. The increase in sales and marketing expenses was primarily due to increase in headcount and payroll expense for Aspire Science and an increase in our marketing campaign and trade shows for our cannabis vaping products.

Our general and administrative expenses mainly consist of compensation and benefits, rental expense, professional fees and other administrative expenses. General and administrative expenses increased by $4,886,764, or 124.6%, from $3,922,363 for the three months ended December 31, 2022, to $8,809,127 for the three months ended December 31, 2023. The increase was primarily due to (i) stock-based compensation expense of $1.9 million incurred in the three months ended December 31, 2023, as compensation for management, employees and service providers, (ii) an increase in credit loss expenses of $1.9 million, (iii) an increase in professional fees of $0.6 million for expenses incurred being a public company for the three months ended December 31, 2023.

General and administrative expenses increased by $7,111,851, or 84.4%, from $8,428,178 for the six months ended December 31, 2022, to $15,540,029 for the six months ended December 31, 2023. The increase was primarily due to (i) stock-based compensation expense of $2.8 million incurred in the six months ended December 31, 2023, as compensation for management, employees and service providers, (ii) an increase in credit loss expenses of $2.1 million, (iii) an increase of $1.5 million for payroll expenses as more employees were hired by us for expansion of our cannabis business and building a manufacturing plant in Malaysia.

Other expense (income), net

Other income, net includes interest income, interest expense, exchange gain (loss), net and other income (expense).

Interest income was $76,301 for the three months ended December 31, 2022, and $203,101 for the three months ended December 31, 2023. Interest income was $76,811 for the six months ended December 31, 2022, and $275,347 for the six months ended December 31, 2023.

Exchange loss (gain) changes by $7,644, or 32.9%, from net exchange gain of $23,212 for the three months ended December 31, 2022, to net exchange gain of $30,856 for three months ended December 31, 2023. Exchange loss (gain) changes by $512,099, or 107.2%, from net exchange loss of $477,582 for the six months ended December 31, 2022, to net exchange gain of $34,517 for six months ended December 31, 2023.

As a result of these factors, other expense (income), net increased by $202,265, from other income, net of $78,227 for the three months ended December 31, 2022, to other income, net of $280,492 for three months ended December 31, 2023. Other expense (income), net increased by $754,453, from other expense, net of $441,258 for the six months ended December 31, 2022, to other income, net of $313,195 for six months ended December 31, 2023.

Income Taxes

Income taxes decreased by $166,132, or 32.1%, from $518,312 for the three months ended December 31, 2022, to $352,180 for the three months ended December 31, 2023. Income taxes increased by $62,512, or 8.0%, from $785,713 for the six months ended December 31, 2022, to $848,225 for the six months ended December 31, 2023. We had a consolidated net loss for both three and six month periods ended December 31, 2022 and 2023, which was the combined effect of a profit by Aspire Science and a loss by Aspire North America and Ispire Malaysia. The profit from Aspire Science resulted in a current tax expense in Hong Kong. The increase in valuation allowance reflects our view that the taxable income in the future will not be sufficient to utilize the carryforward loss.

Net Loss

As a result of the foregoing, net loss increased by $3,892,082, from net loss of $130,242, or $(0.01) per share (basic and diluted) for the three months ended December 31, 2022, to a net loss of $4,022,324, or $(0.07) per share, for the three months ended December 31, 2023. Net loss increased by $3,264,943, from net loss of $2,131,996, or $(0.04) per share (basic and diluted) for the six months ended December 31, 2022, to a net loss of $5,396,939, or $(0.10) per share, for the six months ended December 31, 2023.

Liquidity and Capital Resources

The following table summarizes our changes in working capital from June 30, 2023, to December 31, 2023 (dollars in thousands).

	June 30, 2023	December 31, 2023	Change	% Change
Current Assets	$84,811	$83,008	$(1,803)	(2.1)%
Current Liabilities	55,962	58,525	2,563	4.6%
Working Capital	28,849	24,779	(4,366)	(15.1)%

The following table sets forth information as to consolidated cash flow information for the six months ended December 31, 2022 and 2023 (dollars in thousands).

	Six Months Ended December 31,		Increase
Consolidated cash flow data:	2022	2023	(Decrease)
Net cash provided by (used in) operating activities	$8,376	$(20,232)	$(28,608)
Net cash used in investing activities	(478)	(1,862)	(1,384)
Net cash used in financing activities	1,889	(703)	(2,592)
Net increase (decrease) in cash	$9,787	$(22,797)	$(32,584)

Net cash flow provided by operating activities for the six months ended December 31, 2022 of $8.4 million, reflected our net loss of $2.1 million, adjusted primarily as follows: an add back of credit loss expenses of $1.0 million, an increase in accounts payable of $25.5 million and increase in income tax payable of $0.8 million, offset by an increase in accounts receivable of $10.8 million, and an increase in inventories of $5.7 million.

Net cash flow used in operating activities for the six months ended December 31, 2023, of $20.2 million, reflected our net loss of $5.4 million, adjusted primarily as follows: an increase in accounts receivable of $22.8 million, offset by an add-back of stock-based compensation expenses of $2.9 million, an add-back of credit loss expenses of $2.1 million, a decrease in prepaid expenses and other current assets of $0.2 million, an increase in accounts payable of $1.8 million, an increase in contract liabilities of $0.6 million and an increase in accrued liabilities and other payables of $0.3 million.

Net cash flow used in investing activities for the six months ended December 31, 2022, of $0.5 million reflected primarily the purchase of property, plant and equipment of $0.5 million.

Net cash flow used in investing activities for the six months ended December 31, 2023, of $1.9 million reflected primarily the purchase of property, plant and equipment of $1.2 million and acquisition of intangible assets of $0.7 million.

Net cash flow provided by financing activities for the six months ended December 31, 2022, of $1.9 million reflected primarily advances from related parties of $1.9 million.

Net cash flow used in financing activities for the six months ended December 31, 2023, of $0.7 million reflected primarily repayments of advances from related parties of $0.7 million.

To date, we have financed our operations primarily through cash flow from operations and working capital loans from our major stockholders, who are our co-chief executive officer and his wife, when necessary. We plan to support our future operations primarily from cash generated from our operations and cash on hand. We believe that our current cash and working capital will be sufficient to meet our working capital needs in the next 12 months. If we experience an adverse operating environment or incur unanticipated capital expenditure requirements, or if we decide to accelerate our growth, then additional financing may be required. We cannot give any assurance that additional financing will not be required or, if required, would be available on favorable terms if at all. Such financing may include the use of additional debt or the sale of additional equity securities. Any financing which involves the sale of equity securities or instruments that are convertible into equity securities could result in dilution to our stockholders which may be substantial.

The cash at bank held by our Hong Kong operating subsidiary can be freely transferred within our corporate structure without restriction. If our Hong Kong operating subsidiary were to incur additional debt on its own behalf in the future, the instruments governing the debt may restrict the ability of our operating subsidiaries to transfer cash to our U.S. investors.

Contractual Obligations

As of June 30, 2023, and December 31 2023, we had contract liabilities of $988,556 and $1,705,171, respectively. These liabilities are advance deposits received from customers after an order has been placed. We expect all of the contract liabilities to be settled in less than one year.

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

The balances for our right-of-use assets and lease liabilities where we are the lessee are presented as follow:

	As of June 30,	As of December 31,
	2023	2023
Operating lease right-of-use assets	$4,061,617	$3,969,437

Operating lease liabilities – current	$944,525	$1,244,565
Operating lease liabilities – non-current	3,356,232	3,067,909
Total	$4,300,757	$4,312,474

As of December 31, 2023, the maturities of our lease liabilities (excluding short-term leases) are as follows:

As of December 31, 2023
2024	$1,539,981
2025	1,543,278
2026	1,258,333
2027	564,731
Total future lease payments	4,906,323
Less: imputed interest	(593,849)
Total lease liabilities	$4,312,474

Trend Information

Other than as disclosed elsewhere in this Form 10-Q, we are not aware of any trends, uncertainties, demands, commitments, or events that are reasonably likely to have a material effect on our net revenues, income from operations, profitability, liquidity or capital resources, or that would cause reported financial information not necessarily to be indicative of future operating results or financial condition.

Seasonality

Seasonality does not materially affect our business or the results of our operations.

Off-Balance Sheet Arrangements

We do not have off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Allowance for credit losses

We adopted Accounting Standards Update 2016-13 “Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments” in July, 2023. We estimate the allowance for current expected credit losses based on an expected loss model, compared to prior periods which were estimated using an incurred loss model which did not require the consideration of forward-looking economic variables and conditions in the reserve calculation across the portfolio. The impact related to adopting the new standard was not material.

Based on the current expected credit loss model, we considers many factors, including age of balance, past events, any historical default, current information available about the customers, current economic conditions and certain forward-looking information, including reasonable and supportable forecasts.

Inventory reserves

We record an allowance for slow moving and potentially obsolete inventory based upon recent sales history, the quantity of inventory on-hand, and an estimate of expected sellable life of the inventory. We periodically reviews inventory to identify slow moving inventories and compares the forecast sales with the quantities and expected sellable life of inventory. Any inventory s identified during this process are reserved for at rates based upon our management’s judgment, historical rates, and industry practices. The quantity thresholds and reserve rates are subjective and are based on management’s judgment and knowledge of current and projected industry demand. The reserve estimates may, therefore, be revised if there are changes in the overall market for our products or market changes that in our management’s judgment, impact its ability to sell potentially obsolete inventory. For the three months ended December 31, 2022 and 2023, we recorded inventory reserve of $0 and $130,452, respectively. For the six months ended December 31, 2022 and 2023, we recorded inventory reserve of $0 and $130,452, respectively.

Emerging Growth Company

As a company with less than $1.235 billion in revenue for our last fiscal year, we qualify as an “emerging growth company” pursuant to the JOBS Act. An emerging growth company may take advantage of specified reduced reporting and other requirements that are otherwise applicable generally to public companies. These provisions include exemption from the auditor attestation requirement under Section 404 of the Sarbanes-Oxley Act of 2002 in the assessment of the emerging growth company’s internal control over financial reporting. The JOBS Act also provides that an emerging growth company does not need to comply with any new or revised financial accounting standards until such date that a private company is otherwise required to comply with such new or revised accounting standards. We have elected to take advantage of such exemptions. We could lose Emerging Growth Company status if we becomes a “Large Accelerated Filer”. This would occur if we have a public float of $700 million or more, as of the last business day of our most recently completed second fiscal quarter.

Cybersecurity

Cyberattacks are a growing geopolitical risk, becoming larger, more frequent, more intricate and more relentless. They are a significant threat to individual organizations and national security. We rely on accounting, financial, and operational management information systems to conduct our operations. Any disruption in these systems could adversely affect our ability to conduct our business. Furthermore, as part of our normal business activities, we collect and store common confidential information about customers, employees, vendors, and suppliers. This information is entitled to protection under a number of regulatory regimes. Any failure to maintain the security of the data, including the penetration of our network security and the misappropriation of confidential and personal information, could result in business disruption, damage to our reputation, financial obligations to third parties, fines, penalties, regulatory proceedings and private litigation with potentially large costs, and also result in deterioration in customers’ confidence in us and other competitive disadvantages, and thus could have a material adverse impact on our financial condition and results of operations. While we devote resources to security measures to protect our systems and data, these measures cannot provide absolute security and the insurance coverage we maintain may be inadequate to cover claims, costs, and liabilities relating to cybersecurity incidents.

ITEM 3. Quantitative and Qualitative Disclosure About Market Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective, due to (1) the lack of controls needed to enable us to record assets acquired from a controlling stockholder in accordance with GAAP. Our failure to have such controls in place resulted in the need for us to restate our unaudited financial statements for the three and nine months ended March 31, 2023. As a result of the restatement, our net loss for the nine months ended March 31, 2023 decreased from $6,057,776, or $0.12 per share (basic and diluted), to $4,512,513, or $0.09 per share (basic and diluted), and our net loss for the three months ended March 31, 2023 decreased from $3,106,855, or $0.06 per share (basic and diluted) to $2,334,223, or $0.05 pe share (basic and diluted). The decrease in net loss reflects the elimination of amortization of the intangible assets transferred from the controlling stockholder. On the March 31, 2023, balance sheet, (i) intangible assets decreased from $72,714,652 to nil. (ii) capital contribution decreased from $74,259,915 to nil and (iii) stockholders’ equity decreased from $79,953,608 to $7,238,957. (2) The lack of controls needed to enable us to evaluate significant estimates, including (i) the sufficiency of inventory reserve for slow-moving inventories and (ii) the credit loss history and use it to evaluate the sufficiency of credit loss reserve for accounts receivable under the Topic 326. (3) The lack of written control policies.

Subsequent to June 30, 2023, we have appointed a new chief financial officer and a vice president of finance to address material weaknesses in internal control as evidenced by our restatement of the unaudited interim consolidated financial statements for the period ended March 31, 2023, as part of our program to develop and implement effective internal controls over financial reporting.

Changes in Internal Control over Financial Reporting

During the three months ended December 31, 2023, we developed the implementation of internal controls over financial reporting, and we are continuing to develop and implement internal controls over financial reporting particularly in view of the material weakness described above.

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

On March 17, 2021, the Food and Drug Administration (“FDA”) sent a letter to Aspire North America requesting that Aspire North America submit documents relating to its marketing practices for Aspire products. Specifically, the FDA requested documents related to youth exposure to Aspire North America’s social media marketing of Aspire as well as Aspire North America’s use of influencers in social media marketing. This request applied to all of Aspire electronic nicotine delivery system (ENDS) products and their components or parts. The FDA requested these documents based on the epidemic of youth ENDS use and based on Aspire North America’s marketing of Aspire products on social media platforms (e.g., Facebook, YouTube, and Instagram). The FDA requested that Aspire North America respond within 60 days but granted a 30-day extension. On June 15, 2021, Aspire North America provided the required information to the FDA.

To date, the FDA has not substantively responded or taken any further action in the matter. The Company is uncertain as to whether this remains an active inquiry by FDA, though we believe that the duration of time which has passed since the inquiry tends to suggest that the matter is no longer active within FDA.

However, if the matter remains active there is a possibility that FDA may not consider the Company’s response adequate and/or may initiate regulatory or enforcement action based on an alleged failure to comply with the request or FDA may initiate regulatory or enforcement action on other grounds based on the contents of the documents produced in the response.

Given the lack of sales of the Company’s e-cigarette products in the U.S. for the prior 3-year period, the Company believes it is unlikely that a material monetary penalty could, or would, be levied against the Company in the event of a finding of fault in an aforementioned regulatory proceeding. A finding of fault in a regulatory proceeding, may, however materially impact the Company’s reputation in the e-cigarette industry.

Item 1A. Risk Factors

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item. Our current risk factors are set forth in our Form 10-K, filed with the SEC on September 19, 2023 and our Form S-1, filed with the SEC on February 1, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine and Safety Disclosure

Not applicable

Item 5. Other Information

No director or Section 16 officer adopted or terminated a trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or a “non-Rule 10b5-1” trading arrangement during the periods reported in this Form 10-Q.

Item 6. Exhibits

The following is a complete list of exhibits filed or furnished, as applicable, as part of this Form 10-Q. Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-K.

Exhibit	Description
31.1	Certification of Co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Co-Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 20, 2024	ISPIRE TECHNOLOGY INC.

	By:	/s/ Michael Wang
Michael Wang
Co-Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Daniel Machock
Daniel Machock
Chief Financial Officer
(Principal Financing and Accounting Officer)