Form 10-Q
period 2024-03-31
Ispire Technology Inc.
filed 2024-05-14
CIK 1948455

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

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

As of May 10, 2024, there were 56,400,636 shares of common stock outstanding.

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

Although forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under Part I, Item 1A, “Risk Factors” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K for the fiscal year ended June 30, 2023, as well as the headings “Risks Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q and in other reports that we file with the SEC. You are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.

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

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, “Company,” “we,” “us,” “our” and similar terms refer to Ispire Technology Inc. and its subsidiaries, unless the context indicates otherwise.

ii

PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements

ISPIRE TECHNOLOGY INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2024	2023	2024
			(Restated)
Revenue	$24,136,297	$30,015,036	$82,976,746	$114,565,244

Cost of revenue	19,616,098	23,893,083	68,699,245	95,345,545

Gross profit	4,520,199	6,121,953	14,277,501	19,219,699

Operating expenses:
Sales and marketing expenses	948,302	1,754,760	3,182,451	4,174,386
General and administrative expenses	6,261,326	10,047,116	14,689,504	25,587,145

Total Operating expenses	7,209,628	11,801,876	17,871,955	29,761,531

Loss from operations	(2,689,429)	(5,679,923)	(3,594,454)	(10,541,832)

Other income (expense):
Interest income, net	391	27,296	77,202	298,161
Exchange gain (loss), net	660,760	(53,904)	183,178	(19,387)
Other income (expense), net	(67,953)	12,265	(108,440)	20,078

Total Other income (expense), net	593,198	(14,343)	151,940	298,852

Loss before income taxes	(2,096,231)	(5,694,266)	(3,442,514)	(10,242,980)

Income taxes - current	(237,992)	(255,485)	(1,069,999)	(1,103,710)

Net loss	$(2,334,223)	$(5,949,751)	$(4,512,513)	$(11,346,690)

Other comprehensive loss
Foreign currency translation adjustments	(157,704)	10,788	(15,274)	169,578
Comprehensive loss	$(2,491,927)	$(5,938,963)	$(4,527,787)	$(11,177,112)

Net loss per share
Basic and diluted	$(0.05)	$(0.11)	$(0.09)	$(0.21)

Weighted average shares outstanding:
Basic and diluted	50,000,000	54,347,729	50,000,000	54,287,624

See notes to unaudited condensed consolidated financial statements.

ISPIRE TECHNOLOGY INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2023	March 31, 2024
Assets
Current assets:
Cash	$40,300,573	$39,453,727
Accounts receivable, net	24,526,262	47,732,178
Inventories	7,472,108	9,813,782
Prepaid expenses and other current assets	3,378,617	1,652,850
Investment - other	9,133,707	-
Total current assets	84,811,267	98,652,537
Other assets:
Property, plant and equipment, net	1,088,131	2,166,563
Intangible assets, net	-	968,033
Rental deposit	732,334	725,979
Right-of-use assets – operating leases	4,061,617	3,636,104
Long term investment	-	2,000,000
Total other assets	5,882,082	9,496,679
Total assets	$90,693,349	$108,149,216
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$1,274,391	$3,667,581
Accounts payable – related party	51,698,588	61,030,319
Contract liabilities	988,556	1,327,371
Accrued liabilities and other payables	281,361	2,441,849
Due to a related party	710,910	-
Income tax payable	63,853	-
Operating lease liabilities – current portion	944,525	1,275,923
Total current liabilities	55,962,184	69,743,043

Other liabilities:
Operating lease liabilities – net of current portion	3,356,232	2,730,574
Total liabilities	59,318,416	72,473,617

Commitments and contingencies

Stockholders’ equity:
Common stock, par value $0.0001 per share; 140,000,000 shares authorized; 54,222,420 and 56,329,396 shares issued and outstanding as of June 30, 2023 and March 31, 2024	5,422	5,633
Preferred stock, par value $0.0001 per share, 10,000,000 shares authorized, no shares issued at June 30, 2023 and March 31, 2024	-	-
Additional paid-in capital	25,685,475	41,163,042
Retained earnings (accumulated deficit)	5,847,804	(5,498,886)
Accumulated other comprehensive (loss) income	(163,768)	5,810
Total stockholders’ equity	31,374,933	35,675,599
Total liabilities and stockholders’ equity	$90,693,349	$108,149,216

See notes to unaudited condensed consolidated financial statements.

ISPIRE TECHNOLOGY INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2024

	Common stock		Preferred stock		Additional	Retained Earnings/	Accumulated Other	Total
	Number		Number		Paid-in	(Accumulated	Comprehensive	Shareholders’
	of Shares	Amount	of Shares	Amount	Capital	deficit)	(Loss)/Income	Equity
Balance, January 1, 2023	50,000,000	$5,000	-	$-	$-	$9,768,117	$(42,233)	$9,730,884

Net loss	-	-	-	-	-	(2,334,223)	-	(2,334,223)

Foreign currency translation adjustment	-	-	-	-	-	-	(157,705)	(157,705)

Balance, March 31, 2023	50,000,000	$5,000	-	$-	$-	$7,433,894	$(199,938)	$7,238,956

Balance, January 1, 2024	54,279,396	$5,428	-	$-	$28,535,949	$450,865	$(4,978)	$28,987,264

Net loss	-	-	-	-	-	(5,949,751)	-	(5,949,751)

Stock-based compensation expense	-	-	-	-	1,841,392	-	-	1,841,392

Issuance of common stock for a secondary offering	2,050,000	205	-	-	10,785,701	-	-	10,785,906

Foreign currency translation adjustment	-	-	-	-	-	-	10,788	10,788
Balance, March 31, 2024	56,329,396	$5,633	-	$-	$41,163,042	$(5,498,886)	$5,810	$35,675,599

ISPIRE TECHNOLOGY INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED MARCH 31, 2023 AND 2024

	Common stock		Preferred stock		Additional		Accumulated Other	Total
	Number		Number		Paid-in	Retained	Comprehensive	Shareholders’
	of Shares	Amount	of Shares	Amount	Capital	Earnings	(Loss)/Income	Equity
Balance, July 1, 2022	50,000,000	$5,000	-	$-	$-	$11,946,407	$(184,664)	$11,766,743

Net loss	-	-	-	-	-	(4,512,513)	-	(4,512,513)

Foreign currency translation adjustment	-	-	-	-	-	-	(15,274)	(15,274)

Balance, March 31, 2023	50,000,000	$5,000	-	$-	$-	$7,433,894	$(199,938)	$7,238,956

Balance, July 1, 2023	54,222,420	$5,422	-	$-	$25,685,475	$5,847,804	$(163,768)	$31,374,933

Net loss	-	-	-	-	-	(11,346,690)	-	(11,346,690)

Stock-based compensation expense	-	-	-	-	4,152,810	-	-	4,152,810

Issuance of common stock for equity incentive awards	56,976	6	-	-	539,056	-	-	539,062

Issuance of common stock for a secondary offering	2,050,000	205	-	-	10,785,701	-	-	10,785,906

Foreign currency translation adjustment	-	-	-	-	-	-	169,578	169,578
Balance, March 31, 2024	56,329,396	$5,633	-	$-	$41,163,042	$(5,498,886)	$5,810	$35,675,599

See notes to unaudited condensed consolidated financial statements.

ISPIRE TECHNOLOGY INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months ended March 31,
	2023	2024
	(Restated)
Net loss	$(4,512,513)	$(11,346,690)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	20,878	138,546
Credit loss expenses	2,226,090	3,318,772
Stock-based compensation expenses	-	4,691,872
Inventory impairment	-	168,585
Changes in operating assets and liabilities:
Accounts receivable	(9,323,279)	(26,553,830)
Inventories	343,395	(2,510,259)
Prepaid expenses and other current assets	56,486	1,732,122
Accounts payable and accounts payable – related party	13,737,398	11,904,642
Contract liabilities	(940,014)	350,227
Accrued liabilities and other payables	360,761	1,160,487
Operating lease liabilities	128,865	(63,853)
Income tax payable	(481,113)	131,253
Net cash provided by (used in) operating activities	1,616,954	(16,878,126)

Cash flows from investing activities:
Purchase of property, plant and equipment	(495,065)	(1,205,716)
Acquisition of intangible assets	-	(979,295)
Purchase of short term investment	(9,604,418)	-
Maturity of short term investment	-	9,133,707
Acquisition of long term investment	-	(1,000,000)
Net cash (used in) provided by investing activities	(10,099,483)	5,948,696

Cash flows from financing activities:
Payment made for dividends	(3,384,678)	-
Advances from related parties	1,934,855	-
Repayments of advances from a related party	(40,512,691)	(703,322)
Proceeds from a secondary offering	-	12,300,000
Costs of a secondary offering	-	(1,514,094)
Net cash (used in) provided by financing activities	(41,962,514)	10,082,584

Net decrease in cash	(50,445,043)	(846,846)
Cash - beginning of period	74,480,651	40,300,573
Cash - end of period	$24,035,608	$39,453,727
Supplemental non-cash investing and financing activities
Leased assets obtained in exchange for operating lease liabilities	$4,882,220	$495,739
Unpaid long term investment in accrued liabilities and other payables	$-	$1,000,000
Supplemental disclosures
Cash paid for income taxes	$1,666,543	$1,355,110
Cash paid for interest	$587	$7,399

See notes to unaudited condensed consolidated financial statements.

ISPIRE TECHNOLOGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

MARCH 31, 2023

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

Aspire Global and the Company are related parties since the same individual is the chief executive officer of both companies. As of March 31, 2024, the chief executive officer and his wife, being directors of both companies, owned 66.5% and 5.0% of the equity of Aspire Global, respectively. As of March 31, 2024, they owned 59.0% and 4.4% of the equity of the Company, respectively. On July 29, 2022, Aspire Global transferred 100% of the equity interest in Aspire North America to the Company. On the same day, Aspire Holdings transferred 100% of the equity of Aspire Science to Ispire International. At the time of transfer of the equity in Aspire North America and Aspire Science, the Company had the same stockholders as Aspire Global, and the Company’s stockholders held the same percentage interest in the Company as they had in Aspire Global. Because the transfer of the equity in Aspire North America and Aspire Science is a transfer between related parties, the historical financial information of the subsidiaries is carried forward as the historical financial information of the Company and the 50,000,000 shares that were issued at or about the time of the Company’s organization are treated as being outstanding on July 1, 2020.

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

The following table sets forth information concerning the Company and its subsidiaries as of March 31, 2024:

Name of Entity	Date of Organization	Place of Organization	% of Ownership	Principal Activities
Ispire Technology Inc.	June 13, 2022	Delaware	Parent Company	Holding Company
Ispire International	July 6, 2022	BVI	100%	Holding Company
Aspire North America	February 22, 2020	California	100%	Research and Development, Sales and Marketing
Aspire Science	December 9, 2016	Hong Kong	100%	Sales and Marketing
Ispire Malaysia	September 1, 2023	Malaysia	100%	Manufacturing, Sales and Marketing

Ispire is a holding company and does not engage in any active operations. Its business is conducted by its two operating subsidiaries, Aspire North America, which is engaged in the development, marketing and sales of cannabis vapor products, which were introduced in mid-2020, and Aspire Science, which is engaged in the marketing and sales of tobacco vaping products, and the products are mainly sold in Europe and Asia Pacific (excluding People’s the Republic of China (“PRC”)).

Restatement of Unaudited Condensed Consolidated Financial Statements for the nine months ended March 31, 2023

In preparing the unaudited condensed consolidated statement of cash flows, the Company identified an error related to the presenting of operating leases. The Company determined that cash payments arising from operating leases were incorrectly classified under financing activities instead of operating activities. As a result of the restatement, the Company’s principal portion of lease payment of $634,776 in unaudited condensed consolidated statements of cash flows for the nine months ended March 31, 2023 was reclassified to operating activities. The Company also omitted to present the noncash activities in relation to leased assets obtained in exchange for operating lease liabilities. In addition, the Company has added disclosure of $4,882,220 of leased assets obtained in exchange for operating lease liabilities in the unaudited condensed consolidated statement of cash flows for the nine months ended March 31, 2023.

In preparing the unaudited condensed consolidated statement of operations and comprehensive loss, the Company identified an additional error related to the reclassification of shipping and handling costs. The Company determined that the shipping and handling costs, which should be classified under cost of revenue, were classified under selling expenses for the nine months ended March 31, 2023. As a result of the restatement, the Company’s shipping and handling costs of $173,379 were reclassified from selling expenses to cost of revenue.

Risk and Uncertainties

E-cigarette regulation

Regulation regarding e-cigarettes varies across countries, from no regulation to a total ban. The legal status of e-cigarettes is currently pending in many countries. But as e-cigarettes have become more and more popular recently, many countries are considering imposing more stringent law and regulations to regulate this market. Changes in existing law and regulations and the imposition of new laws and regulations in countries and regions that our major customers are located in may adversely affect the Company’s business.

The Federal Food, Drug, and Cosmetic Act requires all Electronic Nicotine Delivery Systems (“ENDS”) product manufacturers that market products in the United States to submit Premarket Tobacco Product Applications (“PMTAs”) to the Food and Drug Administration (“FDA”). For ENDS products that were on the U.S. market on or before August 8, 2016, a PMTA was required to be submitted to the FDA before September 9, 2020; for ENDS products that were not on the U.S. market prior to August 8, 2016, and for which a PMTA was not filed before September 9, 2020, a PMTA premarket authorization issued by FDA is required before the subject product may enter the U.S. market. The Company has submitted a PMTA filing for one ENDS product, and, under apparent FDA policies, FDA will not enforce the premarket review requirements for that product pending review of its PMTA. However, even with submission of the PMTA application, the FDA may reject the Company’s application and may prevent the Company’s ENDS products from being sold in U.S., which will adversely affect the Company’s business.

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

The European Commission issued the Tobacco Products Directive (the “TPD”), which became effective on May 19, 2014, and became applicable in the European Union member states on May 20, 2016. The TPD regulates e-cigarettes on the packaging, labelling and ingredients of the products on the European Union market, the creation of smoke-free environments, tax measures and activities against illegal trade and anti-smoke campaigns. Member states of the European Union are required to ensure that advertisements for any tobacco related product are prohibited, and no promotion shall be made as to those devices with an intention to promote e-cigarettes. For the e-cigarettes released after May 20, 2016, TPD requires e-cigarette manufacturers to submit product sales applications to the regulatory market six months in advance, and ensure their products can meet the TPD requirements before they can be released. The Company has complied with TPD requirement for all its tobacco products sold in Europe.

The sale of cannabis vaping products is illegal in the European Union and the United Kingdom.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed interim consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present a fair statement of the Company’s consolidated financial position as of March 31, 2024, and the results of operations for the three- and nine-month periods ended March 31, 2024 and 2023. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited condensed interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and accordingly do not include all of the disclosures normally made in the Company’s annual consolidated financial statements. Accordingly, these unaudited condensed interim   consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended June 30, 2023, included in the Company’s Annual Report on Form 10-K. The accompanying condensed consolidated balance sheet as of June 30, 2023 has been derived from the Company’s audited consolidated financial statements included in such Annual Report.

The results of operations for the three- and nine-month periods ended March 31, 2024 are not necessarily indicative of the results of operations that may be expected for any other interim periods or for the year ending June 30, 2024.

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

Concentration of credit risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, accounts receivable and investment - other. The Company maintains its cash in financial institutions. To the extent that such deposits exceed the maximum insurance levels, they are uninsured. On June 30, 2023, amounts due from two customers totaled approximately 11% and 11% respectively, of accounts receivable. On March 31, 2024, accounts receivable from two customers totaled approximately 11% and 10%.

Inventories

Inventories mainly consist of finished goods purchased from suppliers. Inventories are stated at the lower of cost or net realizable value. The cost of an inventory item is determined using the weighted average method.

When management determines that certain inventories may not be saleable, or there is an indicator that certain inventory costs may exceed expected market value, the Company will record the difference between the cost and the net realizable value as a write down of inventories. The net realizable value is determined based on the estimated selling price, in the ordinary course of business, less estimated costs necessary to make the sale. The Company records an allowance for slow moving and potentially obsolete inventory based upon recent sales history, the quantity of inventory on-hand, and an estimate of expected sellable life of the inventory. The Company periodically reviews inventory to identify slow moving inventories and compares the forecast sales with the quantities and expected sellable life of inventory. Any inventories identified during this process are reserved for at rates based upon management’s judgment and historical rates. The quantity thresholds and reserve rates are based on management’s judgment and knowledge of current and projected demand. The reserve estimates may, therefore, be revised if there are changes in the overall market for the Company’s products or market changes that in management’s judgment, impact its ability to sell potentially obsolete inventory. For the three months ended March 31, 2023 and 2024, the Company recorded inventory reserve of $0 and $38,133, respectively. For the nine months ended March 31, 2023 and 2024, the Company recorded inventory reserve of $0 and $168,585, respectively.

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

Long term investment

Long term investment consist of equity investments in a privately held company that the Company does not have control or significant influence over it. These equity investments do not have readily determinable fair values and are primarily accounted for under the measurement alternative. Under the measurement alternative, the carrying value is measured at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer

Leases

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

Investment - other

The investment represents a certificate of deposit that the Company holds in HSBC bank. The entire balance of the investment presented on the balance sheet as of June 30, 2023 was $9,133,707 and it matured on February 8, 2024.

Intangible assets

Intangible assets refer to capitalized external costs, such as filing fees and associated attorney fees, incurred to obtain issued patents and patent license rights. All patents are internally generated. The Company expenses costs associated with maintaining patents subsequent to their issuance in the period incurred. Capitalized patent costs are amortized on a straight-line basis over estimated useful lives of 15 - 20 years, which are based on the length of the license agreements as the Company expects to receive economic benefits over that time. The Company assesses the potential impairment to capitalized patent costs when events or changes in circumstances indicate that the carrying amount of our patent portfolio may not be recoverable. $247,702 and $979,295 of patent fees were capitalized during the three and nine months ended March 31, 2024. The amortization of the intangible assets was $0 and $9,755 for the three months ended March 31, 2023 and 2024 respectively. The amortization of the intangible assets was $0 and $11,262 for the nine months ended March 31, 2023 and 2024 respectively. The amortization expenses were included in the general and administrative expenses.

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

The Company offers different payment terms to different customers. For tobacco vaping products, the general payment term is a deposit of 30% of sales amount upon placing order, and the payment of the remaining 70% to be made before shipment. For cannabis vaping products, a tailored payment term is designed for each customer, based on the business relationship, order size and other considerations. All contract liabilities at the beginning of the period were recognized as revenues in the reporting period. The Company offers a thirty-day warranty. The warranty is an assurance-type warranty, and it offers replacement of products in case the products sold do not function as expected. In certain sales contracts, a right of return is offered. With a right of return, a customer is given the right to return the products if they are not satisfied with the product, and a credit would be given. The Company has a very low rate of return in history and a return reserve is accrued based on historical return rate and the management’s judgement. The Company has minimal incremental costs of obtaining a contract and are expensed when incurred. Sales taxes, which are sales and use or other similar taxes collected from the customer and remitted to the applicable taxing authority by the Company in accordance with applicable law, are excluded from revenue.

Disaggregated Revenue

The Company has taken into consideration the nature, amount, timing, and uncertainty of revenue and cash flows, and has determined to disaggregate its net sales of tobacco vaping products and cannabis vaping products. The net sales disaggregated by products for the three- and nine-month periods ended March 31, 2023 and 2024, were as follows:

	Three months ended March 31,		Nine months ended March 31,
Net sales by product	2023	2024	2023	2024
Tobacco vaping products	$16,546,587	$18,082,617	$59,555,046	$65,748,881
Cannabis vaping products	7,589,710	11,932,419	23,421,700	48,816,363
Total	$24,136,297	$30,015,036	$82,976,746	$114,565,244

Cost of revenue

Cost of revenue for the three and nine months ended March 31, 2023 and 2024, consisted primarily of the cost of purchasing vaping products, which were mostly purchased from a related party. See Note 11.

Shipping and handling costs

Shipping and handling costs for the three months ended March 31, 2023 and 2024 are $58,313 and $54,521, respectively. Shipping and handling costs for the nine months ended March 31, 2023 and 2024 are $231,691 and $221,273, respectively. They are included in the cost of revenue.

Research and development expenses

Research and development expenses for the three months ended March 31, 2023 and 2024 were $42,449 and $163,764, respectively. Research and development expenses for the nine months ended March 31, 2023 and 2024 were $112,527 and $793,103, respectively. Such expenses were included in the general and administrative expenses.

Stock-based compensation

The Company measures and recognizes compensation expenses for stock-based payment awards, including stock options, restricted stock granted to directors and advisors, and restricted stock units (“RSUs”) granted to employees, based on the grant date fair value of the awards. The Company engages a third-party valuer to determine fair value of stock options using the binomial option pricing model. The fair value of RSUs is measured on the grant date based on the closing market price of the Company’s common stock. The resulting cost is recognized over the period during which an employee is required to provide service in exchange for the awards, usually the vesting period, which is generally four years for stock options and three years for RSUs. Stock-based compensation is recognized on a straight-line basis over the period during which services are provided in exchange for the award. Stock-based compensation expense is recorded in the general and administrative expense in the consolidated statements of operations. The Company recognizes forfeitures of stock-based payment awards upon occurrence.

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

The provisions of ASC 740-10 prescribe a more-likely-than-not threshold for consolidated financial statement recognition and measurement of a tax position taken (or expected to be taken) in a tax return. This interpretation also provides guidance on the recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and related disclosures. The Company classifies the interest and penalties, if any, as a component of income tax expense. For three and nine months ended March 31, 2023 and 2024, the Company did not incur any interest or penalties related to an uncertain tax position. The Company does not believe that there were any uncertain tax positions as of June 30, 2023, and March 31, 2024.

Earnings per share

The Company computes earnings per share (“EPS”) in accordance with ASC 260, Earnings per Share. ASC 260 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as net loss divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (for example, convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Stock options, warrants and unvested restricted stock units, altogether 3,563,002 potentially dilutive shares, could potentially dilute basic EPS in the future that were not included in the computation of diluted EPS because to do so would have been antidilutive for the three and nine months ended March 31, 2023 and 2024.

The following table presents a reconciliation of basic net loss per share:

	Three months ended March 31,		Nine months ended March 31,
	2023	2024	2023	2024
Net loss	$(2,334,223)	$(5,949,751)	$(4,512,513)	$(11,346,690)
Weighted average basic and diluted share of common stock outstanding	50,000,000	54,347,729	50,000,000	54,287,624
Net loss per basic and diluted share of common stock	$(0.05)	$(0.11)	$(0.09)	$(0.21)

Segment reporting

The Company uses the management approach to determine operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker (“CODM”) for making decisions, allocating resources, and assessing performance. The Company’s CODM has been identified as the chief executive officer, who reviews consolidated results when making decisions about allocating resources and assessing the performance of the Company.

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures. The new guidance requires enhanced disclosures about significant segment expenses. The Company is required to adopt this guidance for its annual reporting in fiscal year 2025 and for interim period reporting beginning the first quarter of fiscal year 2026 on a retrospective basis. Early adoption is permitted. The Company is currently evaluating the impact of this ASU on our segment disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740), Improvements to Income Tax Disclosures. ASU 2023-09 requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional information on income taxes paid. The guidance is effective for annual periods beginning after December 15, 2024 on a prospective basis. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements.

Customer and Supplier Concentration

(a) Customers

For the three and nine months ended March 31, 2023 and 2024, the Company’s major customers, who accounted for more than 10% of the Company’s consolidated revenue, were as follows:

	Three months ended March 31,		Nine months ended March 31,
	2023	2024	2023	2024
Major Customers
Customer A	31%	31%	34%	31%
Customer B	12%	*	*	*

*	Represented less than 10% of consolidated revenue.

(b) Suppliers

For the three and nine months ended March 31, 2023 and 2024, the Company’s suppliers, who accounted for more than 10% of the Company’s total purchases, were as follows:

	Three months ended March 31,		Nine months ended March 31,
	2023	2024	2023	2024
Major Suppliers
Supplier A	100%	95%	100%	77%

(1)	Major supplier A is Shenzhen Yi Jia, a Chinese company that is 95% owned by the Company’s co-chief executive officer and principal stockholder. See Note 13.

3. MISAPPLICATION OF FUNCTIONAL CURRENCY

Before October 2023, Aspire Science had been using HKD as its functional currency and translated to USD for consolidation and reporting purposes. During the review of financial statements for the three and six months ended December 31, 2022 and 2023, the Company revisited and determined that the functional currency for Aspire Science should be USD in accordance with Accounting Standards Codification (“ASC”) 830, Foreign Currency Matters. The Company evaluated the materiality of the error from qualitative and quantitative perspectives in accordance with ASC 250-10-20, and Staff Accounting Bulletin (“SAB”) 99. As HKD is pegged to USD in a narrow range of US$1:HK$7.75 -7.85, after evaluation the management concluded that the misstatement resulted from the change of functional currency to all reporting periods prior to October 1, 2023, and correction of the error during the three months ended December 31, 2023 was immaterial given consideration of both quantitative and qualitative factors in assessing an item’s materiality. The functional currency of Aspire Science would be USD from October 2023.

4. CASH

Below is a breakdown of the Company’s cash balances in banks as of June 30, 2023, and March 31, 2024, both by geography and by currencies (translated into U.S. dollars):

	As of June 30,	As of March 31,
By Geography:	2023	2024
Cash in HK	$25,841,880	$29,503,253
Cash in U.S.	14,458,693	9,742,679
Cash in Malaysia	-	207,795
Total	$40,300,573	$39,453,727

By Currency:
USD	$39,835,636	$29,694,448
RM	-	104,048
HKD	363,416	129,395
EUR	59,702	16,922
GBP	22,143	22,352
RMB	19,676	9,486,562
Total	$40,300,573	$39,453,727

“HKD” refers to Hong Kong dollars, “GBP” refers to British pounds, “EUR” refers to Euros, “RM” refers to Malaysia ringgit, and “RMB” refers to Renminbi.

5. FAIR VALUE MEASUREMENT

As of June 30, 2023, and March 31, 2024, the Company’s assets and liabilities were not measured at fair value on a recurring basis. The carrying value of certain of the Company’s financial instruments, including cash, accounts receivable, prepaid expenses and other receivables, accounts payable, accounts payable - related party, contract liabilities, accrued liabilities and other payables and due to related parties, approximates their fair value because of their short-term maturity.

6. ACCOUNTS RECEIVABLE, NET

As of June 30, 2023, and March 31, 2024, accounts receivable consisted of the following:

	As of June 30,	As of March 31,
	2023	2024
Accounts receivable – gross	$26,025,068	$51,777,795
Allowance for credit losses	(1,498,806)	(4,045,617)
Accounts receivable, net	$24,526,262	$47,732,178

The Company recorded $1,301,180, and $1,192,488 credit loss expenses for the three months ended March 31, 2023 and 2024, respectively. The Company recorded $2,226,090 and $3,318,772 credit loss expenses for the nine months ended March 31, 2023 and 2024, respectively. For the three months ended March 31, 2023 and 2024, the Company wrote off accounts receivable against allowance for credit losses of $526,085 and $65,801, respectively. For the nine months ended March 31, 2023 and 2024, the Company wrote off accounts receivable against allowance for credit losses of $526,085 and $771,961, respectively.

7. PREPAID EXPENSES AND OTHER CURRENT ASSETS

As of June 30, 2023, and March 31, 2024, prepaid expenses and other current assets consisted of the following:

	As of June 30,	As of March 31,
	2023	2024
Prepayment for inventory purchases	$3,209,413	$150,948
Other receivable	142,230	371,192
Prepayments	26,974	946,101
Prepaid provisional profit tax – Hong Kong	-	184,609
Total	$3,378,617	$1,652,850

Prepayments primarily consist of prepayment for production testers and jigs for Ispire Malaysia, and prepayments for marketing services.

8. PROPERTY, PLANT AND EQUIPMENT, NET

As of June 30, 2023, and March 31, 2024, property, plant and equipment consisted of the following:

	As of June 30,	As of March 31,
	2023	2024
Leasehold improvements	$518,854	$817,329
Office and other equipment	339,155	927,839
Furniture and fixtures	309,990	340,723
Construction-in-progress	-	287,824
	1,167,999	2,373,715
Less: accumulated depreciation	(79,868)	(207,152)
Total	$1,088,131	$2,166,563

For the three months ended March 31, 2023 and 2024, depreciation expense amounted to $7,394, and $56,842, respectively. For the nine months ended March 31, 2023 and 2024, depreciation expense amounted to $20,887 and $127,387, respectively.

Included in construction-in-progress are prepayment for production and office renovations for Ispire Malaysia.

9. LONG TERM INVESTMENT

On February 13, 2024, the Company invested $1,000,000 into a preferred equity investment in Touch Point Worldwide, Inc. d/b/a/ Berify, a Delaware corporation (“Berify”). The Company purchased 909,091 shares of Berify Series Seed Preferred equity for $1 million, yielding a 2.3% ownership in Berify, and the Company also committed to invest an additional of $1 million into Berify’s preferred equity for 909,091 shares. As of March 31, 2024, the Company recorded the unpaid $1 million consideration in accrued liabilities and other payables on the consolidated balance sheet. On April 5, 2024, the Company completed its investment into Berify, giving the Company a total of 1,818,182 shares equal to a 4.5% interest in Berify for $2 million. The Series Seed Preferred equity comes with a variety of protective rights for Series Seed Preferred shareholders. The investment is accounted for by the cost method.

10. CONTRACT LIABILITIES

As of June 30, 2023, and March 31, 2024, the Company had total contract liabilities of $988,556 and $1,327,371, respectively. These liabilities are advance deposits received from customers after an order has been placed. As of March 31, 2024, the Company expects all of the contract liabilities to be settled in less than one year. The increase in the balance at March 31, 2024 was due to more orders on hand on that date.

11. LEASES

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

The balances for the right-of-use assets and lease liabilities where the Company is the lessee are presented as follow:

	As of June 30,	As of March 31,
	2023	2024
Operating lease right-of-use assets	$4,061,617	$3,636,104

Operating lease liabilities – current	$944,525	$1,275,923
Operating lease liabilities – non-current	3,356,232	2,730,574
Total	$4,300,757	$4,006,497

As of March 31, 2024, the maturities of our lease liabilities (excluding short-term leases) are as follows:

As of March 31, 2023
April 1, 2024 to March 31, 2025	$1,546,607
April 1, 2025 to March 31, 2026	1,529,974
April 1, 2026 to March 31, 2027	1,117,724
April 1, 2027 to March 31, 2028	322,704
Total future lease payments	4,517,009
Less: imputed interest	(510,512)
Total lease liabilities	$4,006,497

The Company incurred lease costs, which include the payment of short-term leases, of $275,126 and $413,911 on the Company’s unaudited condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2023 and 2024, respectively. The Company incurred lease costs, which include the payment of short-term leases, of $1,033,862 and $1,148,902 on the Company’s unaudited condensed consolidated statements of operations and comprehensive loss for the nine months ended March 31, 2023 and 2024, respectively.

The Company made payments of $300,593 and $378,560 under the lease agreements during the three months ended March 31, 2023 and 2024, respectively. The Company made payments of $840,623 and $1,089,246 under the lease agreements during the nine months ended March 31, 2023 and 2024, respectively.

The weighted-average remaining lease term related to the Company’s lease liabilities as of June 30, 2023 and March 31, 2024 was 4 years and 3 years, respectively.

The discount rate related to the Company’s lease liabilities as of both June 30, 2023 and March 31, 2024 was 8%. The discount rates are generally based on estimates of the Company’s incremental borrowing rate, as the discount rates implicit in the Company’s leases cannot be readily determined.

12. ACCRUED LIABILITIES AND OTHER PAYABLES

As of June 30, 2023 and March 31, 2024, accrued liabilities and other payables consisted of the following:

	As of June 30,	As of March 31,
	2023	2023
Other payables	$148,197	$369,931
Accrued salaries and related benefits	97,314	57,572
Accrued expenses	35,850	478,149
Long term investment payable		1,000,000
Reserve for product returns	-	523,987
Other tax payable	-	12,210
Total	$281,361	$2,441,849

13. RELATED PARTY TRANSACTIONS

a)	The table below sets forth the major related parties and their relationships with the Company:

Name of related parties and Relationship with the Company
-Tuanfang Liu is the Co-Chief Executive Officer and Chairman of the Company.
-Jiangyan Zhu is the wife of Tuanfang Liu and a director of the Company.
-Eigate (Hong Kong) Technology Co., Limited (“Eigate”) is a wholly-owned subsidiary of Aspire Global.
-Aspire Global is a company controlled by the Chairman of the Company.
-Shenzhen Yi Jia, a Chinese company that is 95% owned by the Company’s Chairman and 5% by the Chairman’s cousin.

b)	Tuanfang Liu is also Aspire Global’s chief executive officer and a director of both the Company and Aspire Global, and his wife, Jiangyan Zhu, is also a director of both companies. As of March 31, 2024, Mr. Liu and Ms. Zhu beneficially own 66.5% and 5.0%, respectively, of the outstanding shares of Aspire Global. As of March 31, 2024, Mr. Liu and Ms. Zhu beneficially own 59.0% and 4.4%, respectively, of the outstanding shares of the Company.

c)	The balances due to related parties at June 30, 2023 and March 31, 2024 represent amounts due to Shenzhen Yi Jia of $710,910 and $0, respectively. The balances are all non-interest bearing, unsecured, have no due date and are repayable on demand.

d)	For both three- and nine-month periods ended March 31, 2023 and 2024, the majority of the Company’s tobacco and cannabis vaping products were purchased from Shenzhen Yi Jia. As of June 30, 2023 and March 31, 2024, the accounts payable - related party was $51,698,588 and $61,030,319, respectively, which was payable to Shenzhen Yi Jia. There are no fixed payment terms regarding these balances and they are classified as current liabilities. For the three months ended March 31, 2023 and 2024, the purchases from Shenzhen Yi Jia were $16,961,308, and $24,079,185, respectively. For the nine months ended March 31, 2023 and 2024, the purchases from Shenzhen Yi Jia were $67,762,917 and $73,062,398, respectively.

14. INCOME TAXES

For the three and nine months ended March 31, 2023 and 2024 income (loss) before income taxes by major taxing jurisdiction consists of:

	Three months ended March 31,		Nine months ended March 31,
	2023	2024	2023	2024
HK	$2,103,639	$1,503,400	$6,207,590	$7,194,470
U.S.	(4,199,870)	(6,778,698)	(9,650,104)	(16,737,784)
Malaysia	-	(418,968)	-	(699,666)
Total	$(2,096,231)	$(5,694,266)	$(3,442,514)	$(10,242,980)

Income taxes recorded for the three and nine months ended March 31, 2023 and 2024, were estimated using the discrete method. Income taxes are based on the Company’s financial results through the end of the period, as well as the related change in the valuation allowance on deferred tax assets. The Company is unable to estimate the annual effective tax rate with sufficient precision for purposes of the effective tax rate method, which requires the Company to consider a projection of full-year income and the expected change in the valuation allowance. The estimated annual effective tax rate method was not reliable due to its sensitivity to small changes to forecasted annual pre-tax earnings and the effect of the valuation allowance, which create results with significant variations in the customary relationship between income tax expense and pre-tax income for the interim periods. As a result, the Company determined that using the discrete method is more appropriate than using the annual effective tax rate method.

The Company’s effective tax rate for the three and nine months ended March 31, 2023 and 2024, was different from the Hong Kong statutory income tax rate due primarily to the U.S. subsidiary being in a loss position. No tax benefit has been recognized for this current loss and the related carryforward losses of this subsidiary, as a full valuation allowance has been established against the deferred tax asset arising from the losses.

As at June 30, 2023, income tax payable of $63,853 was from income generated during the year ended June 30, 2023. As at March 31, 2024, there was no income tax payable as the tax position was prepaid provisional tax from Hong Kong operation of $184,609. All income tax payables or prepaid amounts arose solely from Hong Kong operation.

As at March 31, 2024, there were unrecognized deferred tax assets of $7,442,831, out of which $5,855,858 were net operating loss carryforwards in the U.S. that may result in future income tax benefits, resulting from net operating losses of $27,885,039 from Aspire North America LLC. The amount of the valuation allowance as of March 31, 2024 was $7,442,831, resulting from an addition of $2,942,387 to the valuation allowance of $4,500,444 as of June 30, 2023.

15. WARRANTS

On April 3, 2023, the Company issued representative of the underwriters 62,100 warrants. Each warrant entitles the holder to purchase one share of common stock at an exercise price of $8.75, during the period commencing April 3, 2023, and expiring on April 3, 2028. None of the warrants have been exercised yet. As of March 31, 2024, there are 62,100 warrants outstanding, with a remaining life of approximately 49 months and aggregate intrinsic value of $0.

16. STOCK-BASED COMPENSATION

In October 2022, the directors and stockholders of the Company approved the 2022 Equity Incentive Plan (the “Plan”) pursuant to which up to 15,000,000 shares of common stock may be issued pursuant to options, restricted stock or RSUs grants. The Plan is administered by the Compensation Committee of the Board of Directors. Awards under the Plan may be granted to officers, directors, employees and those consultants who qualify as a consultant or advisor under the instructions to the Company’s Form S-8 (File No. 333-273458) filed with U.S. Securities and Exchange Commission on July 26, 2023. The Compensation Committee has broad discretion in making awards, provided that any options shall be exercisable at the fair market value on the date of grant.

Restricted stocks

During the nine months ended March 31, 2024, 56,976 shares of common stock were issued to the Company’s board of directors and consultants in settlement of restricted stock granted under the Plan. Restricted stocks granted to directors and consultants are vested over three to six months and fully vested as of March 31, 2024. There are no unrecognized compensation expenses related to unvested restricted stocks as of March 31, 2024.

During the nine months ended March 31, 2024, 3,072,500 stock options and 637,235 RSUs were granted to the Company’s employees under the Plan. See below for details.

Stock Options

The following is a summary of stock option activity transactions as of and for the period ended June 30, 2023 and March 31, 2024:

	Number of options	Weighted average exercise price	Weighted average fair value per option
Outstanding at June 30, 2023	-	$-	$-
Granted	3,072,500	$9.63	$5.44
Exercised	-	$-	$-
Expired	-	$-	$-
Forfeiture	165,000	$9.76	$5.54
Outstanding at March 31, 2024	2,907,500	$9.63	$5.43

The aggregate intrinsic value of options outstanding with an exercise price less than the closing price of the Company’s common stock as of March 31, 2024 was $0. The aggregate intrinsic value of options exercisable with an exercise price less than the closing price of the Company’s common stock as of March 31, 2024 was $0. Aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the period in excess of the weighted-average exercise price multiplied by the number of options outstanding or exercisable.

Total expense of options vested for the three months ended March 31, 2023 and 2024, was $0 and $1,078,235, respectively. Total expense of options vested for the nine months ended March 31, 2023 and 2024, was $0 and $2,785,328, respectively. The options granted during the nine months ended March 31, 2024 were valued using the binomial option pricing model based on the following range of assumptions:

Nine months ended March 31, 2023
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

	Shares	Weighted average grant date fair value
Unvested, June 30, 2023	-	$-
Granted	637,235	9.46
Vested	-	-
Canceled and forfeited	(43,833)	9.76
Unvested, March 31, 2024	593,402	$9.44

Total expense for the RSUs during the three and nine months ended March 31, 2024 was $722,709 and $1,341,179.

The following table summarizes the allocation of stock-based compensation in the accompanying consolidated statements of operations and comprehensive loss:

	Three months ended March 31,		Nine months ended March 31,
	2023	2024	2023	2024
General and administrative expenses	$-	$1,809,204	$-	$4,611,237
Sales and marketing expenses	-	32,188	-	80,635
Total	$-	$1,841,392	$-	$4,691,872

17. STOCKHOLDERS’ EQUITY

On March 22, 2024, pursuant to a securities purchase agreement with certain purchasers, the Company sold, in a secondary offering, an aggregate of 2,050,000 shares of common stock, with par value $0.0001 per share, at a public offering price of $6.00 per share. This offering generated proceeds of $12,300,000, offset by offering cost of $1,514,094, which contributed an increase of share capital of $205 and additional paid in capital of $10,785,701.

18. COMMITMENTS AND CONTINGENCIES

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

On December 11, 2023, the Company entered into a licensing agreement with BRKFST, LLC (“BRKFST”) for the licensing of marks owned by BRKFST. For a minimum of 3 years (and maximum of 9 years), the license agreement permits the Company to manufacture, market, sell, and distribute vape products bearing BRKFST’s marks. The license agreement calls for the Company to pay BRKFST royalties (equal to a mutually agreed upon percentage of net profits) on the sale of products bearing said marks, which said royalties may become material if the sales of said products are successful.  Further, the license agreement requires (i) joint marketing efforts of the Company and BRKFST and (ii) that a mutually agreed upon percentage of net profits be used to fund the marketing of the licensed products. There were no sales with BRKFST’s marks during the three and nine months ended March 31, 2024.

As of March 31, 2024, the Company recorded an unpaid $1 million consideration in accrued liabilities and other payables on the consolidated balance sheet for a committed investment of $1 million into Berify’s preferred equity for 909,091 shares. See Note 9.

19. SUBSEQUENT EVENTS

On April 5, 2024 (the “Closing Date”), Aspire North America (together with Ispire, the “Companies”) entered into a capital contribution, subscription, and joint venture agreement (the “JV Agreement”) with Chemular Inc., a Michigan corporation, Berify, and Ike Tech LLC, a Delaware limited liability company (the “Joint Venture”, and together with Chemular, Berify, and the Companies, each a “Party” and collectively, the “Parties”) pursuant to which the Parties agreed to participate in the Joint Venture. Pursuant to the JV Agreement, the business of the Joint Venture will be licensing, owning, operating and developing an industry-standard age-verification solution for vapor (e-cigarette) devices in the U.S. market as well as the related planned submission of PMTA applications that seek FDA marketing orders for cutting-edge technologies across the U.S. e-cigarette market. On the Closing Date, the Companies (i) contributed $1 million to the Joint Venture in cash for operating expenses, and (ii) entered into a binding commitment to make an additional capital contribution to the Joint Venture in the aggregate amount of up to $9 million. Additionally, as disclosed in the Company’s Current Report on Form 8-K filed with the SEC on April 11, 2024, in a private placement concurrent with the closing of the JV Agreement the Company issued a warrant to purchase 111,111 shares of its Common Stock to Berify (the “Warrant”). The Warrant has an exercise price of $9.00 per share, is exercisable immediately, and will expire five years from the date of issuance, or April 5, 2029.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements and the related notes appearing elsewhere in this report. See “Cautionary Forward-Looking Statements.” Actual results could differ materially from those discussed below.

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

Regulatory Risks

The sale of tobacco and cannabis products is subject to regulations worldwide. Many countries prohibit the sale of any cannabis products, and many countries have regulations relating to tobacco products, with a particular emphasis on underage sales. As a result of regulations in the United States, we are able to sell only one tobacco vaping product line, the Nautilus Prime, in the United States. Our tobacco vaping sales in the United States were approximately $0.1 million and $88,000 for the three months ended March 31, 2023 and 2024, respectively. Our tobacco vaping sales in the United States were approximately $0.6 million and $0.2 million for the nine months ended March 31, 2023 and 2024, respectively. Because the volume of sales did not justify the marketing and regulatory costs, we have ceased marketing tobacco vaping products in the United States. If any similar regulations are adopted with respect to cannabis products, our business may be severely impacted since nearly all of our cannabis revenue for the three and nine months ended March 31, 2023 and 2024, was generated from sales in the United States.

E-cigarette regulation

Regulation regarding e-cigarettes varies across countries, from no regulation to a total ban. The legal status of e-cigarettes is currently pending in many countries. As e-cigarettes have become more and more popular recently, many countries are considering imposing more stringent law and regulations to regulate this market. Changes in existing law and regulations and the imposition of new laws or regulations in countries and regions that our major customers are located in may adversely affect the Company’s business.

The Federal Food, Drug, and Cosmetic Act requires all Electronic Nicotine Delivery Systems (“ENDS”) product manufacturers that market products in the United States to submit Premarket Tobacco Product Applications (“PMTAs”) to the FDA. For ENDS products that were on the U.S. market on or before August 8, 2016, a PMTA was required to be submitted to the FDA before September 9, 2020; for ENDS products that were not on the U.S. market prior to August 8, 2016, and for which a PMTA was not filed before September 9, 2020, a PMTA premarket authorization issued by FDA is required before the subject product may enter the U.S. market. The Company has submitted a PMTA filing for one ENDS product, and, under apparent FDA policies, the agency will not enforce the premarket review requirements for that product pending review of its PMTA. However, even with submission of the PMTA application, the FDA may reject the Company’s application and may prevent the Company’s ENDS products from being sold in U.S., which will adversely affect the Company’s business.

Amendments to the Prevent All Cigarette Trafficking (“PACT”) Act, which became law in 2021, extend the PACT Act to include e-cigarettes and all vaping products, and place significant burdens on sellers of vaping products in the United States which may make it difficult to operate profitably in the United States. Because of tighter government regulations, the Company has stopped marketing tobacco vaping products in the United States, as the volume of sales from the one tobacco vaping product which the Company may sell in the United States does not justify the marketing and regulatory costs involved.

In the United States, cannabis vaping products are governed by state laws, which vary from state to state. Most states do not permit the adult recreational use of cannabis, and no states permit the sale of recreational cannabis products to minors. As a result of the reduced revenue to states resulting from the effects of the COVID 19 pandemic and lingering inflationary effects, states may seek to raise revenue by permitting and taxing the use of cannabis products. Further, states may be more willing to permit recreational cannabis use given the DEA’s intention to reschedule cannabis as a Schedule III controlled substance allowing for medicinal use. The Company cannot predict what action states will take or the nature and amount of taxes they may impose. However, to the extent the PACT Act applies to cannabis products that aerosolize liquids, it may be more difficult to sell our products in states that permit the sale of cannabis.

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

The European Commission issued the Tobacco Products Directive (the “TPD”), which became effective on May 19, 2014, and became applicable in the European Union member states on May 20, 2016. The TPD regulates e-cigarettes on the packaging, labelling and ingredients of the products on the European Union market, the creation of smoke-free environments, tax measures and activities against illegal trade and anti-smoke campaigns. Member states of the European Union are required to ensure that advertisements for any tobacco related product are prohibited, and no promotion shall be made as to those devices with an intention to promote e-cigarettes. For the e-cigarettes released after May 20, 2016, TPD requires e-cigarette manufacturers to submit product sales applications to the regulatory market six months in advance, and ensure their products can meet the TPD requirements before they can be released. The Company has complied with TPD requirement for all its tobacco products sold in Europe.

The sale of cannabis vaping products is illegal in the European Union and the United Kingdom.

Accounts Receivable

Our business relies on the collection of accounts receivable from our customers in a timely manner to maintain liquidity and support our ongoing operations. The balance of the allowance for credit losses was $1.5 million and $4.0 million at June 30, 2023 and March 31, 2024, respectively. Our failure or inability to collect accounts receivable when due results from a number of factors, including (i) our customer’s failure to pay as a result of adverse economic conditions affecting the customers; (ii) our failure to implement effective collection efforts; and (iii) disputes over contract terms, product quality or delays in delivery. Although we may implement strategies to mitigate these risks, there can be no assurance that such measures will be entirely effective, and we may continue to incur write-offs of accounts receivable, which may impair our ability to operate profitably.

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

Results of Operations

Three Months and Nine Months Ended March 31, 2023 and 2024

The following table sets forth a summary of our unaudited condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2023 and 2024, and nine months ended March 31, 2023 and 2024 (dollars in thousands except share amounts).

	Three Months Ended March 31,				Nine Months Ended March 31,
	2023		2024		2023		2024
	$	% of Revenue	$	% of Revenue	$	% of Revenue	$	% of Revenue
Revenue	$24,136	100.0%	$30,015	100.0%	$82,977	100.0%	$114,565	100.0%
Cost of revenue	(19,616)	(81.3)%	(23,893)	(79.6)%	(68,699)	(82.8)%	(95,345)	(83.2)%
Gross profit	4,520	18.7%	6,122	20.4%	14,278	17.2%	19,220	16.8%
Operating expenses	(7,209)	(29.9)%	(11,802)	(39.3)%	(17,872)	(21.5)%	(29,762)	(26.0)%
Loss from operations	(2,689)	(11.1)%	(5,680)	(18.9)%	(3,594)	(4.3)%	(10,542)	(9.2)%
Other income (loss), net	593	2.5%	(14)	(0.0)%	152	0.2%	299	0.3%
Loss before income taxes	(2,096)	(8.7)%	(5,694)	(19.0)%	(3,442)	(4.1)%	(10,243)	(8.9)%
Income taxes	(238)	(1.0)%	(255)	(0.8)%	(1,070)	(1.3)%	(1,104)	(1.0)%
Net loss	(2,334)	(9.7)%	(5,949)	(19.8)%	(4,512)	(5.4)%	(11,347)	(9.9)%
Other comprehensive (loss) income	(158)	0.7%	11	0.0%	(15)	(0.0)%	170	0.1%
Comprehensive loss	(2,492)	(10.3)%	(5,938)	(19.8)%	(4,527)	(5.5)%	(11,177)	(9.8)%
Net loss per share Basic and diluted	(0.05)		(0.11)		(0.09)		(0.21)
Weighted shares of common stock outstanding Basic and diluted	50,000,000		54,347,729		50,000,000		54,287,624

Revenue

The following tables set out the breakdown of our revenue percentage by region based on information provided to us by our distributors on where the distributors are reselling to.

	For the Three Months ended March 31,
	2023	2024
Europe	52.0%	45.4%
North America (the U.S. and Canada)	33.3%	41.2%
Asia Pacific (excluding PRC)	14.2%	12.6%
Others	0.5%	0.8%
Total	100.0%	100.0%

Our revenue increased by $5,878,738, or 24.4%, from $24,136,297 for the three months ended March 31, 2023, to $30,015,035 for the three months ended March 31, 2024. Nearly all cannabis vaping products are sold in United States, which were included in sales in North America. Sales in North America also include sales of tobacco vaping products in Canada. Sales to regions other than North America are mostly tobacco vaping products. The increase in revenue is the combined effect of (i) increases in sales of cannabis vaping products of $4.3 million from $7.6 million for the three months ended March 31, 2023 to approximately $11.9 million for the three months ended March 31, 2024, and (ii) increases in sales of tobacco vaping products in Europe of $1.0 million from $12.6 million for the three months ended March 31, 2023 to approximately $13.6 million for the three months ended March 31, 2024.

	For the Nine Months ended March 31,
	2023	2024
Europe	55.4%	42.9%
North America (the U.S. and Canada)	30.4%	43.8%
Asia Pacific (excluding PRC)	13.9%	13.0%
Others	0.3%	0.3%
Total	100.0%	100.0%

Our revenue increased by $31,588,498, or 38.1%, from $82,976,746 for the nine months ended March 31, 2023, to $114,565,244 for the nine months ended March 31, 2024. Nearly all cannabis vaping products are sold in United States, which were included in sales in North America. Sales in North America also include sales of tobacco vaping products in Canada. Sales to regions other than North America are mostly tobacco vaping products. The increase in revenue is the combined effect of (i) increases in sales of cannabis vaping products of $25.4 million from $23.4 million for the nine months ended March 31, 2023 to approximately $48.8 million for the nine months ended March 31, 2024, (ii) increases in sales of tobacco vaping products in Asia Pacific (excluding PRC) of $3.3 million from $11.5 million for the nine months ended March 31, 2023 to approximately $14.8 million for the nine months ended March 31, 2024, (iii) increases in sales of tobacco vaping products in Europe of $3.2 million from $46.0 million for the nine months ended March 31, 2023 to approximately $49.1 million for the nine months ended March 31, 2024.

Cost of Revenue

Cost of revenue mainly consists of cost of purchases of vaping products, which we mainly purchased from Shenzhen Yi Jia. Cost of revenue increased by $4,276,985, or 21.8%, from $19,616,098 for the three months ended March 31, 2023, to $23,893,083 for the three months ended March 31, 2024. The increase in cost of revenue reflects the increase in period-to-period unit sales.

Cost of revenue increased by $26,646,300, or 38.8%, from $68,699,245 for the nine months ended March 31, 2023, to $95,345,545 for the nine months ended March 31, 2024. The increase in cost of revenue reflects the increase in period-to-period unit sales.

Gross Profit

The following tables show the revenue, cost of revenue and gross profit of our tobacco and cannabis vaping products (dollars in thousands).

	For the Three Months Ended March 31, 2023
	Revenue	Cost of revenue	Gross profit	Gross profit %
Tobacco vaping products	$16,546	$13,927	$2,619	15.8%
Cannabis vaping products	7,590	5,689	1,901	25.0%
Total	$24,136	$19,616	$4,520	18.7%

	For the Three Months Ended March 31, 2024
	Revenue	Cost of revenue	Gross profit	Gross profit %
Tobacco vaping products	$18,083	$15,231	$2,852	15.8%
Cannabis vaping products	11,932	8,663	3,269	27.4%
Total	$30,015	$23,894	$6,121	20.4%

Gross profit increased by $1,601,754, or 35.4%, from $4,520,199 for the three months ended March 31, 2023 to $6,121,953 for the three months ended March 31, 2024, and our gross profit percentage slightly increased from 18.7% to 20.4%. The gross profit percentage for tobacco vaping products remained relatively constant. The increase in gross profit percentage for cannabis vaping products was primarily because we have been implementing a more detailed selection process on accepting more sales orders with higher profit margin during the three months ended March 31, 2024.

	For the Nine Months Ended March 31, 2023
	Revenue	Cost of revenue	Gross profit	Gross profit %
Tobacco vaping products	$59,555	$50,408	$9,147	15.4%
Cannabis vaping products	23,422	18,291	5,131	21.9%
Total	$82,977	$68,699	$14,278	17.2%

	For the Nine Months Ended March 31, 2024
	Revenue	Cost of revenue	Gross profit	Gross profit %
Tobacco vaping products	$65,749	$55,481	$10,268	15.6%
Cannabis vaping products	48,816	39,864	8,952	18.3%
Total	$114,565	$95,345	$19,220	16.8%

Gross profit increased by $4,942,198, or 34.6%, from $14,277,501 for the nine months ended March 31, 2023 to $19,219,699 for the nine months ended March 31, 2024, while our gross profit percentage decreased from 17.2% to 16.6%. The gross profit percentage for tobacco vaping products remained constant. The decrease in gross profit percentage for cannabis vaping products was the combined effect of larger customers that negotiated lower prices resulting in lower margins in the second half year of 2023, and implementing a more detailed selection process on accepting more sales orders with higher profit margin during the three months ended March 31, 2024.

Operating Expenses

Operating expenses increased $4,592,248 or 63.7%, from $7,209,628 for the three months ended March 31, 2023 to $11,801,876 for the three months ended March 31, 2024. Operating expenses increased $11,889,575 or 66.5%, from $17,871,956 for the nine months ended March 31, 2023, to $29,761,531 for the nine months ended March 31, 2024.

Our sales and marketing expenses mainly consist of employees’ salaries and benefits, marketing expenses, travel expenses, stock-based compensation expenses and others.

Sales and marketing expenses increased by $806,458, or 85.0%, from $948,302 for the three months ended March 31, 2023, to $1,754,760 for the three months ended March 31, 2024. The increase in sales and marketing expenses was primarily due to an increase in our marketing campaign and trade shows for our cannabis vaping products. Sales and marketing expenses increased by $991,935, or 31.2%, from $3,182,451 for the nine months ended March 31, 2023, to $4,174,386 for the nine months ended March 31, 2024. The increase in sales and marketing expenses was primarily due to increase in headcount and payroll expense for Aspire Science and an increase in our marketing campaign and trade shows for our cannabis vaping products.

Our general and administrative expenses mainly consist of compensation and benefits, stock-based compensation expenses, rental expenses, professional fees and other administrative expenses. General and administrative expenses increased by $3,785,790, or 60.5%, from $6,261,326 for the three months ended March 31, 2023, to $10,047,116 for the three months ended March 31, 2024. The increase was primarily due to (i) stock-based compensation expense of $1.8 million incurred in the three months ended March 31, 2024, as compensation for management, employees and service providers, (ii) an increase in professional fees of $1.0 million for expenses incurred being a public company for the three months ended March 31, 2024, and (iii) an increase of $0.8 million for payroll expenses as more employees were hired by us for expansion of our cannabis business and building a manufacturing plant in Malaysia.

General and administrative expenses increased by $10,897,641, or 74.2%, from $14,689,504 for the nine months ended March 31, 2023, to $25,587,145 for the nine months ended March 31, 2024. The increase was primarily due to (i) stock-based compensation expense of $4.7 million incurred in the nine months ended March 31, 2024, as compensation for management, employees and service providers, (ii) an increase in credit loss expenses of $1.0 million, (iii) an increase of $2.3 million for payroll expenses as more employees were hired by us for expansion of our cannabis business and building a manufacturing plant in Malaysia and (iv) an increase in professional fees of $2.0 million for expenses incurred being a public company for the nine months ended March 31, 2024.

Other expense (income), net

Other income, net includes interest income, interest expense, exchange gain (loss), net and other income (expense).

Interest income was $391 for the three months ended March 31, 2023, and $27,296 for the three months ended March 31, 2024. Interest income was $77,202 for the nine months ended March 31, 2023, and $298,161 for the nine months ended March 31, 2024.

Exchange loss (gain) changes by $714,664, or 108.2%, from net exchange gain of $660,760 for the three months ended March 31, 2023, to net exchange loss of $53,904 for three months ended March 31, 2024. Exchange loss (gain) changes by $202,565, or 110.6%, from net exchange gain of $183,178 for the nine months ended March 31, 2023, to net exchange loss of $19,387 for nine months ended March 31, 2024.

As a result of these factors, other expense (income), net decreased by $607,541, from other income, net of $593,198 for the three months ended March 31, 2023, to other income, net of $14,343 for three months ended March 31, 2024. Other expense (income), net increased by $146,912, from other income, net of $151,940 for the nine months ended March 31, 2023, to other income, net of $298,852 for nine months ended March 31, 2024.

Income Taxes

Income taxes increased by $17,493, or 7.4%, from $237,992 for the three months ended March 31, 2023, to $255,485 for the three months ended March 31, 2024. Income taxes increased by $33,711, or 3.2%, from $1,069,999 for the nine months ended March 31, 2023, to $1,103,710 for the nine months ended March 31, 2024. We had a consolidated net loss for both three- and nine-month periods ended March 31, 2023 and 2024, which was the combined effect of a profit by Aspire Science and a loss by Aspire North America and Ispire Malaysia. The profit from Aspire Science resulted in a current tax expense in Hong Kong. The increase in valuation allowance reflects our view that the taxable income in the future will not be sufficient to utilize the carryforward loss.

Net Loss

As a result of the foregoing, net loss increased by $3,615,528, from net loss of $2,334,223, or $(0.05) per share (basic and diluted) for the three months ended March 31, 2023, to a net loss of $5,949,751, or $(0.11) per share, for the three months ended March 31, 2024. Net loss increased by $6,834,177, from net loss of $4,512,513, or $(0.09) per share (basic and diluted) for the nine months ended March 31, 2023, to a net loss of $11,346,690, or $(0.21) per share, for the nine months ended March 31, 2024.

Liquidity and Capital Resources

The following table summarizes our changes in working capital from June 30, 2023, to March 31, 2024 (dollars in thousands).

	June 30, 2023	March 31, 2024	Change	% Change
Current Assets	$84,811	$98,653	$13,842	16.3%
Current Liabilities	55,962	69,743	13,781	24.6%
Working Capital	28,849	28,910	61	2.1%

The following table sets forth information as to consolidated cash flow information for the nine months ended March 31, 2023 and 2024 (dollars in thousands).

	Nine Months Ended March 31,		Increase
Consolidated cash flow data:	2023	2024	(Decrease)
Net cash provided by (used in) operating activities	$1,617	$(16,878)	$(18,495)
Net cash (used in) provided by investing activities	(10,099)	5,949	16,048
Net cash (used in) provided by financing activities	(41,963)	10,083	52,046
Net decrease in cash	$(50,445)	$(846)	$49,599

Net cash flow provided by operating activities for the nine months ended March 31, 2023 of $1.6 million, reflected our net loss of $4.5 million, adjusted primarily as follows: an add back of credit loss expenses of $2.2 million, an increase in accounts payable of $13.7 million, offset by an increase in accounts receivable of $9.3 million, and an decrease in income tax payable of $0.5 million.

Net cash flow used in operating activities for the nine months ended March 31, 2024, of $16.9 million, reflected our net loss of $11.3 million, adjusted primarily as follows: an increase in accounts payable of $11.9 million, add-back of stock-based compensation expenses of $4.7 million, an add-back of credit loss expenses of $3.3 million, a decrease in prepaid expenses and other current assets of $1.7 million, an increase in accrued liabilities and other payables of $1.2 million, offset by an increase in accounts receivable of $26.6 million and increase in inventories of $2.5 million.

Net cash flow used in investing activities for the nine months ended March 31, 2023, of $10.1 million reflected primarily the purchase of short-term investment of $9.6 million, and purchase of property, plant and equipment of $0.5 million.

Net cash flow provided by investing activities for the nine months ended March 31, 2024, of $5.9 million reflected primarily the maturity of short-term investment of $9.1 million, offset by purchase of property, plant and equipment of $1.2 million, purchase of non-marketable securities of $1.0 million and acquisition of intangible assets of $1.0 million.

Net cash flow used in financing activities for the nine months ended March 31, 2023, of $42.0 million reflected primarily repayment of advances from related parties of $40.5 million, payment made for dividend of $3.4 million, offset by advances from related parties of $1.9 million.

Net cash flow provided by financing activities for the nine months ended March 31, 2024, of $10.1 million reflected primarily proceeds from a secondary offering of $12.3 million, offset by payments from a secondary offering of $1.5 million and repayments of advances from related parties of $0.7 million.

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

Contractual Obligations

As of June 30, 2023, and March 31,2024, we had contract liabilities of $988,556 and $1,327,371, respectively. These liabilities are advance deposits received from customers after an order has been placed. We expect all of the contract liabilities to be settled in less than one year.

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

The balances for our right-of-use assets and lease liabilities where we are the lessee are presented as follow:

	As of June 30,	As of March 31,
	2023	2024
Operating lease right-of-use assets	$4,061,617	$3,636,104

Operating lease liabilities – current	$944,525	$1,275,923
Operating lease liabilities – non-current	3,356,232	2,730,574
Total	$4,300,757	$4,006,497

As of March 31, 2024, the maturities of our lease liabilities (excluding short-term leases) are as follows:

As of March 31, 2023
April 1, 2024 to March 31, 2025	$1,546,607
April 1, 2025 to March 31, 2026	1,529,974
April 1, 2026 to March 31, 2027	1,117,724
April 1, 2027 to March 31, 2028	322,704
Total future lease payments	4,517,009
Less: imputed interest	(510,512)
Total lease liabilities	$4,006,497

As of March 31, 2024, we recorded an unpaid $1 million consideration in accrued liabilities and other payables on the consolidated balance sheet for a committed investment of $1 million into Touch Point Worldwide, Inc. d/b/a/ Berify’s preferred equity for 909,091 shares. We completed the investment on April 5, 2024.

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

Critical Accounting Policies and Estimates

Allowance for credit losses

We adopted Accounting Standards Update 2016-13 “Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments” in July 2023. We estimate the allowance for current expected credit losses based on an expected loss model, compared to prior periods which were estimated using an incurred loss model which did not require the consideration of forward-looking economic variables and conditions in the reserve calculation across the portfolio. The impact related to adopting the new standard was not material.

Based on the current expected credit loss model, we consider many factors, including age of balance, past events, any historical default, current information available about the customers, current economic conditions, and certain forward-looking information, including reasonable and supportable forecasts.

Inventory reserves

We record an allowance for slow moving and potentially obsolete inventory based upon recent sales history, the quantity of inventory on-hand, and an estimate of expected sellable life of the inventory. We periodically review inventory to identify slow moving inventories and compare the forecast sales with the quantities and expected sellable life of inventory. Any inventory identified during this process is reserved for at rates based upon our management’s judgment, historical rates, and industry practices. The quantity thresholds and reserve rates are subjective and are based on management’s judgment and knowledge of current and projected industry demand. The reserve estimates may, therefore, be revised if there are changes in the overall market for our products or market changes that, in our management’s judgment, impact its ability to sell potentially obsolete inventory. For the three months ended March 31, 2023 and 2024, we recorded inventory reserve of $0 and $38,133, respectively. For the nine months ended March 31, 2023 and 2024, we recorded inventory reserve of $0 and $168,585, respectively.

Emerging Growth Company

As a company with less than $1.235 billion in revenue for our last fiscal year, we qualify as an “emerging growth company” pursuant to the JOBS Act. An emerging growth company may take advantage of specified reduced reporting and other requirements that are otherwise applicable generally to public companies. These provisions include exemption from the auditor attestation requirement under Section 404 of the Sarbanes-Oxley Act of 2002 in the assessment of the emerging growth company’s internal control over financial reporting. The JOBS Act also provides that an emerging growth company does not need to comply with any new or revised financial accounting standards until such date that a private company is otherwise required to comply with such new or revised accounting standards. We have elected to take advantage of such exemptions. We could lose Emerging Growth Company status if we become a “Large Accelerated Filer.” This would occur if we had a public float of $700 million or more, as of the last business day of our most recently completed second fiscal quarter.

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

ITEM 3: Quantitative and Qualitative Disclosure About Market Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

ITEM 4: Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective, due to (1) the lack of controls needed to enable us to record assets acquired from a controlling stockholder in accordance with GAAP, (2) the lack of controls needed to enable us to evaluate significant estimates, including (i) the sufficiency of inventory reserve for slow-moving inventories and (ii) the credit loss history and use it to evaluate the sufficiency of credit loss reserve for accounts receivable under the Topic 326, and (3) the lack of written control policies.

Our failure to have such controls in place resulted in the need for us to restate our unaudited financial statements for the three and nine months ended March 31, 2023. As a result of the restatement, as of March 31, 2023, the restated intangible asset balance should be $0, instead of $74,259,915. For the three months ended March 31, 2023, the net loss decreased from $3,106,855, or $0.06 per share (basic and diluted), to the net loss of $2,334,223, or $0.05 per share (basic and diluted). For the nine months ended March 31, 2023, the net loss decreased from $6,057,776, or $0.12 per share (basic and diluted), to $4,512,513, or $0.09 per share (basic and diluted). Additionally, in preparing the unaudited condensed consolidated statement of cash flows, we identified an additional error related to the presenting of operating leases. We determined that cash payments arising from operating leases were incorrectly classified under financing activities instead of operating activities. As a result of the restatement, our principal portion of lease payment of $114,879 in unaudited condensed consolidated statements of cash flows for the nine months ended March 31, 2023, was reclassified to operating activities. We also omitted to present the noncash activities in relation to leased assets obtained in exchange for operating lease liabilities. During the review of unaudited condensed consolidated financial statements for the three and nine months ended March 31, 2023 and 2024, we have added disclosure of $4,882,220 of leased assets obtained in exchange for operating lease liabilities in the unaudited condensed consolidated statements of cash flows for the nine months ended March 31, 2023.

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

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2024, we have continued to develop and implement internal controls over financial reporting particularly in view of the material weakness described above.

Inherent Limitations of Controls

Management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. Controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or deterioration in the degree of compliance with the policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II – OTHER INFORMATION

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

On April 12, 2024, we received a demand letter (the “Demand”) from a current employee alleging a variety of workplace issues and other claims. We believe that these claims have no merit, and we plan to vigorously defend against the Demand. We cannot predict the outcome of the Demand, and it is possible that additional demand letters or lawsuits may be received.

Item 1A. Risk Factors

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item. Our current risk factors are set forth in our Annual Report on Form 10-K for the fiscal year ended June 30, 2023, filed with the SEC on September 19, 2023 and our Registration Statement on Form S-1 (File No. 333-276804), as amended, filed with the SEC on February 1, 2024.

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

Exhibit	Description
3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 (No. 333-269470) filed on January 31, 2023).
3.2	Bylaws (incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-1 (No. 333-269470) filed on January 31, 2023).
4.1*	Form of Warrant
10.1	Form of Placement Agency Agreement (incorporated by reference to Exhibit 1.1 of the Company’s Amendment No. 1 to Registration Statement on Form S-1 (No. 333-276804) filed on March 18, 2024).
10.2	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.13 of the Company’s Post Effective Amendment No. 1 to Registration Statement on Form S-1 (No. 333-276804) filed on March 25, 2024).
10.3*#	Capital Contribution, Subscription, and Joint Venture Agreement by and between Aspire North America LLC, Ispire Technology Inc., Chemular Inc., Touch Point Worldwide, Inc. d/b/a Berify, and Ike Tech LLC, dated as of April 5, 2024.
31.1*	Certification of Co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Co-Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

**	Furnished herewith.

#	Certain portions of this exhibit (indicated by “[*]”) have been omitted pursuant to Item 601(b)(10(iv) of Regulation S-K. The Company agrees to furnish supplementally an unredacted copy of the exhibit to the Securities and Exchange Commission upon its request.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 14, 2024	ISPIRE TECHNOLOGY INC.

	By:	/s/ Michael Wang
Michael Wang
Co-Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Daniel Machock
Daniel Machock
Chief Financial Officer
(Principal Financing and Accounting Officer)