Form 10-K
period 2024-06-30
Ispire Technology Inc.
filed 2024-09-27
CIK 1948455

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2024

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ___________________

Commission file number: 001-41680

Ispire Technology Inc.

(Exact name of registrant as specified in its charter)

Delaware	93-1869878
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

19700 Magellan Drive, Los Angeles, CA	90502
(Address of principal executive offices)	(Zip Code)

(310) 742-9975

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s):	Name of each exchange on which registered:
Common Stock, par value $0.0001 per share	ISPR	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

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

☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).

☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates, based on the closing price of a share of the registrant’s common stock on December 29, 2023, which is the last business day of the registrant’s most recently completed second fiscal quarter, as reported by the Nasdaq Capital market on such date, was approximately $210,844,339.

As of September 26, 2024, there were 56,641,041 shares of the registrant’s common stock, par value $0.0001 per share (the “Common Stock”), outstanding.

i

PART I

CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (the “Annual Report”) contains, or may contain, certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve significant risks and uncertainties. Such statements may include, without limitation, statements with respect to the Company’s plans, objectives, projections, expectations and intentions and other statements identified by words such as “may,” “will,” “could,” “would,” “should,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “potential” or similar expressions. These statements are based upon the current beliefs and expectations of the Company’s management and do not constitute guarantees of future performance. Actual results could differ materially from those contained in the forward-looking statements and are subject to significant risks and uncertainties, including those discussed under “Risk Factors,” as well as those discussed elsewhere in this Form 10-K. Actual results (including, without limitation, the actual timing for and results of the PMTAs described herein, and other FDA review of the Company’s products in development), levels of activity, performance or achievements expressed or implied may differ significantly from those set forth in the forward-looking statements. These forward-looking statements involve risks and uncertainties that are subject to change based on various factors (many of which are beyond the Company’s control).

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

EXPLANATORY NOTE REGARDING RESTATEMENT

This Annual Report restates the previously issued financial statements, data, and related disclosures for the year ended June 30, 2023, and for the periods ended September 30, 2023, December 31, 2023, and March 31, 2024. See Part II, Item 8.

During the preparation of this Annual Report and December 31, 2023 and March 31, 2024 quarterly interim reviews, the Company determined that it had not appropriately classified or disclosed certain items under U.S. GAAP for the above-referenced periods. The Company identified certain errors with the classification and presentation of information in the consolidated statement of cash flows and classification errors in the consolidated statement of operations and comprehensive loss. Additionally, the Company identified errors in its initial recognition and measurement of right-of-use assets and lease liabilities related to its operating leases, as well as the subsequent recognition and measurement of such operating leases.

In accordance with Staff Accounting Bulletin (“SAB”) 99, Materiality, and SAB 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, the Company evaluated the materiality of the errors from qualitative and quantitative perspectives, individually and in the aggregate, and concluded that the errors in aggregate were material.

Accordingly, we are filing these restatements to correct these material errors. The financial information for the periods indicated above that are included in the Company’s Form 10-K, Form 10-Qs, Current Reports on Form 8-K, and earnings, press releases and similar communications issued prior to the filing of this Annual Report should not be relied on and are superseded by this Annual Report.

SUMMARY RISK FACTORS

The following is a summary of the material risks and uncertainties that we have identified, which should be read in conjunction with the more detailed description of each risk factor found below in “ITEM 1A. Risk Factors”

Risks Related to Our Business and Industry

●	Existing laws, regulations and policies and the issuance of new or more stringent laws, regulations, policies and any other restrictions or limitations in relation to the nicotine vaping industry have and can materially and adversely affect our business operations.

●	Cannabis vapor products are subject to regulations and restrictions in the United States and are prohibited in many other countries.

●	Because Tuanfang Liu, our co-chief executive officer, who is also director, and his wife, Jiangyan Zhu, who is also a director, beneficially own a majority of our Common Stock and Mr. Liu owns 95% of the equity of our majority supplier, Mr. Liu has a conflict of interest.

●	The recent implementation of regulations relating to e-cigarettes has resulted in our decision not to market nicotine products in the United States until we secure PMTA approvals on our ENDS devices.

●	Recently enacted legislation and regulations in the United States may make it more difficult to sell nicotine and cannabis vaping products in the United States.

●	We are exposed to risks relating to our relationship with a related party, and we may not be able to successfully operate manufacturing operations.

●	If it is determined or perceived that the usage of nicotine or cannabis vaping products poses long-term health risks, the use of vaping products may decline significantly, which is likely to materially and adversely affect our business, financial condition, and results of operations.

●	Our business, financial condition and results of operations may be adversely impacted by product defects or other quality issues.

●	Our business and the industry in which we operate are subject to inherent risks and uncertainties, including, among others, developments in regulatory landscape, medical discovery and market acceptance of vaping devices.

●	Misuse or abuse of our products may lead to potential adverse health effects, subjecting us to complaints, product liability claims and negative publicity.

●	One customer accounts for a significant portion of our sales.

●	We may become subject to governmental regulations and other legal obligations related to privacy, information security, and data protection, and any security breaches, and our actual or perceived failure to comply with our legal obligations could harm our brand and business.

●	Any significant cybersecurity incident or disruption of our information technology systems or those of third-party partners could materially damage user relationships and subject us to significant reputational, financial, legal and operation consequences.

●	We may be subject to intellectual property infringement claims from third parties, which may be expensive to defend with no assurance of success and may disrupt our business and operations.

●	As the patents we own or are licensed to us may expire and may not be extended, our patent applications may not be granted and our patent rights may be contested, circumvented, invalidated or limited in scope, our patent rights and license may not protect us.

●	If we are unable to manage our growth or execute our strategies effectively, our business and prospects may be materially and adversely affected.

●	Our success depends on our ability to retain our core management team and other key personnel.

●	Our business, financial condition and results of operations may be adversely affected by an economic downturn.

●	Our need to restate our unaudited financial statements reflected a material weakness in our internal controls over financial reporting.

●	As a result of our restatement of our unaudited financial statements as described in the preceding risk factor, our internal controls over financial reporting were not effective, which could have a significant and adverse effect on our business and reputation.

●	Although we believe that our business is not subject to PRC Laws, our business could be materially impaired if it is determined that our business is subject to PRC Laws.

●	Our failure to collect accounts receivable from our customers may adversely affect the results of our operations.

Risks Related to Our Common Stock

●	Our failure to meet the continued listing requirements of Nasdaq could result in a delisting of our Common Stock.

●	The trading price of our Common Stock may be volatile, which could result in substantial losses to investors.

●	As an “emerging growth company” under the Jumpstart Our Business Startups Act, or JOBS Act, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements.

●	If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, the market price for our Common Stock and trading volume could decline.

●	Our by-laws include forum selection provisions which may limit your ability to commence an action against us.

ITEM 1. Business

Overview

We are engaged in the research and development, design, commercialization, sales, marketing and distribution of branded e-cigarettes and cannabis vaping products. We sell our e-cigarette products worldwide except for the People’s Republic of China (the “PRC”), the United States, and Russia.

We currently sell our cannabis vaping hardware in the United States, Europe, Canada, and South Africa. Vaping refers to the practice of inhaling and exhaling the vapor produced by an electronic vaping device, and includes dabbing, which is the recreational inhalation of extremely concentrated cannabinoids, typically tetrahydrocannabinol, the main psychotropic cannabinoid derived from the marijuana plant. The market for cannabis/CBD vaping continues to grow and is expected to reach $20.5 billion in 2031 according to Transparency Market Research. Our management anticipates that the increasing demand of legal cannabis products in the United States will coincide with higher levels of social acceptability for these products among adult consumers. As a result, we expect to see increasing demand for our cannabis vaping products in coming years.

Our cannabis products are marketed under the Ispire brand name, primarily on an original design manufacturer (“ODM”) basis to consumer-facing cannabis vapor companies and third-party co-packers. ODM generally involves the design and customization of core products to meet each brand’s unique image and needs, and our products are sold by our customers under their own brand names although they may also include our brand name on the products.

Some of our products use our BDC (bottom dual coil) coil technology which uses bottom dual coils to provide much higher temperature and an expanded heating which we believe achieves much greater flavor and vapor production than other available technologies. We believe that the use of our dual-coil technology enhances the flavor performance of e-liquid, and the hidden wick cotton with special designed wick holes can both extend the tank e-liquid capacity and improve the speed of wicking to increase the coil life.

We believe that our BVC (bottom vertical coil) coil represents a significant technological breakthrough for us in coil technology utilizing a vertical heating wire surrounded by cotton. This design can enable the coil heating to provide uniform temperature from the tank, together with more efficient wicking. This technology, which was originally introduced by Aspire Global in 2014, enables the coil to last longer while still giving users what we believe is the purest and cleanest taste from e-liquids.

We believe that our Cleito tank brings new and innovative technological advancement to the vaping industry. The Cleito uses a revolutionary coil design that replaces the standard chimney and, we believe, delivers maximized airflow. This design frees up even more restriction in the airflow by eliminating the need for a static chimney within the tank itself, which results in an expanded flavor profile and increased vapor production. Combined with a Clapton kanthal coil for maximum flavor, the Cleito tank delivers a rush of intense flavor and huge vapor with a broad profile. The simple top-fill design makes filling the device very easy and more convenient and enjoyable to use.

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

In June 2023, we introduced our proprietary Ispire ONE™ technology and products. Ispire ONE™ is designed to eliminate capping issues in the manufacturing/co-packing process; increase consistency and quality of the filled devices; eliminate leaking, spitting, or overheating for cartridges, disposables, and PODs; and improve consumer safety, as the devices are sealed in a sterilized factory environment to eliminate risk of contamination during filling process by Ispire’s customers. In addition, Ispire ONE™ offers a more streamlined approach to cartridge filling versus conventional methods improving productivity and lowing production costs per unit.

A majority of our products are manufactured and supplied by Shenzhen Yi Jia, which is 95% owned by our co-chief executive officer and controlling stockholder, Tuanfang Liu. We have taken steps toward the establishment and operation of our own manufacturing facilities. On February 5, 2024, we commenced manufacturing on two of the six lines in our approximately 31,000 square foot manufacturing facility in Malaysia. This facility is operational, with its current manufacturing operations focused on the assembly of components that we purchase from other companies. Our Malaysian facility has received several ISO certifications, including ISO9001, ISO14001, ISO13485, and a GMP certification. Because we have only recently commenced Malaysian assembly operations, we may encounter unexpected timing issues or operational and regulatory challenges which could impact our ability to be fully operational on our expected time schedule. Accordingly, we cannot assure you that we will be able to effectively and efficiently operate our facilities, or profitably or efficiently manage variations in manufacturing costs, capacity and demand planning issues, workforce and labor pricing, and local labor laws. Any one of these items could negatively impact the costs of production and thus our gross margins.

We sell the Aspire brand of tobacco vaporizer technology products in more than 30 countries through our global network of more than 150 distributors. The primary markets for our e-cigarette products are Europe and the Asia Pacific region, which does not include the PRC.

The following table sets out the breakdown of our revenue and percentage by region for the years ended June 30, 2023 and 2024 based on information provided to us by our distributors (dollars in thousands) and from the company’s sales.

	Year Ended June 30,
	2023		2024
	Revenue	%	Revenue	%
Europe	$58,764	50.8%	$65,260	43.0%
North America (the U.S. and Canada)	41,608	36.0%	63,080	41.5%
Asia Pacific (excluding PRC)	14,919	12.9%	17,589	11.6%
Others	315	0.3%	5,980	3.9%
Total	115,606	100%	151,909	100%

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

Aspire North America commenced marketing cannabis vaping products in mid-2020. Aspire Science markets nicotine vaping products worldwide, except for the PRC and Russia.

Aspire Global is a related party. Tuanfang Liu is Aspire Global’s chief executive officer and a director of both us and Aspire Global, and his wife, Jiangyan Zhu, is also a director of both companies. Mr. Liu and Ms. Zhu beneficially own 58.7% and 4.4%, respectively, of our outstanding common stock, par value $0.0001 per share (the “Common Stock”) and 66.5% and 5.9% of Aspire Global’s ordinary shares. Upon our formation we issued 50,000,000 shares of Common Stock to the stockholders of Aspire Global in the same proportion as their stockholdings in Aspire Global.

We presently purchase the majority of our e-cigarette and cannabis vaping hardware from Shenzhen Yi Jia. Pursuant to agreements dated January 27, 2023, between Aspire North America and Shenzhen Yi Jia and between Aspire Science and Shenzhen Yi Jia, we purchase our cannabis and tobacco vaping products form Shenzhen Yi Jia at market prices, provided that the price, delivery, warranty and other terms are no less favorable to us than the price, delivery, warranty and other terms that are provided to any other customer of Shenzhen Yi Jia.

Our intellectual property was developed primarily by our co-chief executive officer, Tuanfang Liu. Our research and development team is headed by Mr. Liu. Our intellectual property was owned by Shenzhen Yi Jia, which had patents or patent application in the United States, the PRC, the European Union and elsewhere relating to various functional and ornamental aspects of our products. These patents cover both the cannabis and tobacco products. Pursuant to the Intellectual Property Transfer Agreement, Mr. Liu, Aspire Global and Shenzhen Yi Jia transferred to Aspire North America all patent and other intellectual property rights, including trademarks, Know-how and Know-how Documentation, as defined in the agreement, relating to the cannabis vaping products, and to transfer to us any new intellectual property developed or acquired by Mr. Liu, Aspire Global and Shenzhen Yi Jia which relates to cannabis vaping products. The patents have been transferred to Aspire North America for nil consideration.

Pursuant to the Intellectual Property License Agreement (the “License Agreement”), Mr. Liu, Aspire Global and Shenzhen Yi Jia granted Aspire Science a perpetual, royalty-free sole license to use Licensed Technology worldwide, except for the PRC and Russia. This license is for exclusive use of the Licensed Technology, so no other parties may use or practice this intellectual property. The Licensed Technology includes all patents, know-how, know-how documentation and trademarks, whether now existing or hereafter developed or acquired by, or for, Mr. Liu, Aspire Global and/or Shenzhen Yi Jia that relate, directly or indirectly, to the e-cigarette market. Pursuant to the License Agreement, neither Mr. Liu, Aspire Global nor Shenzhen Yi Jia has any right to market or sell or grant distributors the right to market or sell tobacco vaping products in the world other than in the PRC and Russia.

Matters Relating to PRC Laws

The majority of our operations are in United States. We do not conduct business and we do not have any employees, assets or funds in mainland China. Although most of our cash is in Hong Kong banks, a significant portion of these funds is to be paid to related parties. See “Certain Relationships and Related Party Transactions.” Our operations are primarily in the United States. Although Tuanfang Liu, our co-chief executive officer, lives in mainland China, where Shenzhen Yi Jia is located, the services that he performs for us in his capacity as our co-chief executive officer are performed primarily in Hong Kong and the United States. In addition to serving as our co-chief executive officer, Mr. Liu is chairman of Shenzhen Yi Jia, and the services he provides in mainland China are performed in his capacity as chairman of Shenzhen Yi Jia. Our employees are largely in the United States, with 67 employees based in the United States and where our research and development activities are conducted, 37 in Malaysia, and 10 employees in Hong Kong. Our facilities are located primarily in the United States, where we lease more than 41,221 square feet of office, manufacturing and storage space and where our research and development activities are conducted, as compared with 1,850 square feet of office space in Hong Kong. We are also leasing approximately 31,000 square feet for our manufacturing facility in Malaysia. We do not have any variable interest entities arrangements or any similar agreements in mainland China. As of the date of this Annual Report, we do not believe we are subject to PRC Laws applicable to those Chinese companies established in mainland China, based on advice from Han Kun Law Offices.

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

Our Corporate Organization

We are a Delaware corporation, incorporated on June 13, 2022. Aspire North America, LLC, a California limited liability company, was formed on February 22, 2020, and 100% of its ownership was transferred to Aspire Global on September 23, 2020, and was transferred by Aspire Global to Ispire Technology on July 29, 2022. Aspire Science, a Hong Kong corporation, was formed on December 9, 2016, as a subsidiary of Aspire Global, and 100% of its equity was transferred to our subsidiary, Ispire International, on July 29, 2022. Ispire International was organized on July 6, 2022. Ispire Malaysia Sdn Bhd was formed by on our behalf by Tuanfang Liu, our Chairman and Co-Chief Executive Officer, under the laws of the Federation of Malaysia on August 2, 2023, and assigned to us on September 22, 2023. Aspire North America and Aspire Science are our operating companies.

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

Research and development is at the core of our business. We will continue to innovate via our own research and development efforts. Tuanfang Liu, our co-chief executive officer, developed the patented DuCoreTM technology, which is being assigned to us enabling our cannabis vaporizer products to heat cannabis oil, which, we believe is the first leak-proof patented design, which enables the consumer to get the full flavor experience of the cannabis. We will continue to expand our technology leadership and invest in vaporizer and similar technology research and development. Our present products are designed for adult use. Our research and development activities will be oriented to focus on both medical and recreational usages of cannabis products. We recognize that industry trends can change rapidly. We believe that our products must be at the forefront of technology if we are going to develop our business. The cannabis vaping business is in its early stages and we will seek to develop a strong and leading position in this market. Currently, this market is largely in the United States and we plan to be at the forefront as other markets develop.

Through our global sales network, we have a strong understanding of all of the markets in which our products are sold. We will use online forum and community groups as a means to increase engagement and collect feedback for future improvements in product research and development. We will seek to introduce new products to meet customer needs based on our assessment of the direction of the market.

We will also pursue mergers and acquisitions and strategic relationships to increase our technological human resources and technology and product portfolio. We believe that we have a strong management team adept at integrating such acquisitions and that we are an attractive platform to potential acquirees.

We plan to develop further manufacturing capabilities. However, currently, and for the foreseeable near term, our manufacturing operations will primarily involve the assembly of products from components manufactured for us in accordance with our specifications.

We are expanding our cannabis and e-cigarette Original Equipment Manufacturer (“OEM”) and Original Design Manufacturer (“ODM”) business. OEM generally means making and selling the products as we design them and putting customers’ logos on the products. For OEM products, cost is important to the customer. ODM generally involves the design and customization of the core products to meet each brand’s unique image and needs. For ODM products, our customers often consider technology, performance and uniqueness more important than cost, which is often a secondary consideration. Historically, for our e-cigarette products, we have focused on building and growing our own branded business, with OEM and ODM sales accounting for a minor portion of our revenue. OEM and ODM sales accounted for approximately $4.5 million and $22.1 million, or 6.0% and 25.9%, of total revenue of e-cigarette products in the years ended June 30, 2023 and 2024, respectively. As Aspire Global continued to innovate in the last decade and the Aspire brand has become recognized as a leading innovator in the vaping industry, Aspire Science has been sought after by other brands for OEM and ODM work. We believe that OEM and ODM for our e-cigarette products will represent a key growth area for us in the future. In seeking to introduce new products, we will, at least initially, rely upon our chairman, Tuanfang Liu, who has been largely responsible for the development of the technology underlying our e-cigarette and cannabis vaping products.

Sales of our cannabis products to date are largely sales to cannabis brands on an ODM basis, and, while some hardware products are sold to end users, we anticipate that our cannabis product sales will continue to be primarily ODM sales for the near future. It is the responsibility of our customers, which are cannabis brands, to manufacture the cannabis oil and load the oil into our vaping hardware product. None of our products include cannabis oil or hemp oil.

Our Products

E-Cigarette Products

We develop and sell both branded and, to a significantly lesser extent, OEM and ODM nicotine vaping systems and components (cartridges and batteries) to meet the needs of adult users worldwide, excluding the United States, the PRC and Russia.

There are generally two types of vaping systems – open systems and closed systems.

Initially, all of our products were “open system” vaping devices. The term “open system” generally refers to vaping devices consisting of tanks, which include heating coils, and battery mods, which include the battery packs. Open system vaping devices allow end consumers to refill the tanks with their own liquid by themselves. With open systems, consumers have great flexibility in mixing different coils, mods, and e-liquid to create a more personalized experience. Our open system vaping devices are sold under our own brands, including “Nautilus,” and “Zestquest.”

In 2018, we introduced our first “closed system” vaping device. The term “closed system” generally refers to vaping devices that consist of cartridges, which include a heating core (sometimes referred to as atomizers) and is filled with e-liquid, and batteries, which power the cartridges. The closed system vaping devices include rechargeable and disposable vaping devices. A cartridge for a closed-system vaping device typically can last from a few days to approximately two weeks, depending upon the frequency of use. We market a line of closed systems through our licensed brands under the brand names BRKFST and Hidden Hills Club. We believe that the market for closed system vaping devices is increasing rapidly and is becoming the dominant form of tobacco vaping.

Our vaping components include cartridges, lithium batteries, metal parts such as coils, plastic parts that are molded, circuit boards (printed circuit board assembly) and liquid cartridges for our products. The cartridges of closed system vaping devices are consumable products that need to be frequently replaced.

Some of our products use our BDC (bottom dual coil) coil technology which uses bottom dual coils to provide expanded heating area and achieve double flavor and vapor production. This technology allows for two separate oil tanks/cartridges to be integrated into one product/design. Each of the cartridges has its own heating coil that can be regulated separately to generate the desired heating temperatures independently of the other. This is beneficial to the consumers because one cartridge could be designed for terpenes (which has a very low evaporation temperature, typically 100-120 degrees Fahrenheit), and the other can be for cannabis oil (which has an evaporating temperature in the range of 400-430 degrees Fahrenheit). Conventional cartridge design would have the terpenes and cannabis oil mixed together in one cartridge and be heated to a single temperature that would typically burn the terpenes and yet under-heat the cannabis oil. With the double flavor design, we can optimize the heating temperature to evaporate both terpenes and cannabis oil without burning them. We believe that the use of our dual-coil technology enhances the flavor performance of e-liquid, and the hidden wick cotton with specially designed wick holes can both expand the tank e-liquid capacity and improve the speed of wicking to increase the coil life.

Our BVC (bottom vertical coil) coil represents a major technological breakthrough for us in coil technology with a vertical heating wire surrounded by cotton. This design can enable the coil heating to provide uniform temperature to the tank, together with more efficient wicking. This technology, which Aspire Global introduced in 2014, enables the coil to last longer while still giving users what we believe is the purest and cleanest taste from e-liquids. The BVC coils are still very popular for MTL (mouth to lung) vapors today.

We believe that our Cleito tank brings new and innovative technological advancement to the vaping industry. The Cleito uses a revolutionary new coil design that replaces the standard chimney and, we believe, delivers maximized airflow. This design frees up even more restriction in the airflow by eliminating the need for a static chimney within the tank itself, which results in an expanded flavor profile and increased vapor production. Combined with a Clapton kanthal coil for maximum flavor, the Cleito tank delivers a rush of intense flavor and huge vapor with a broad flavor profile. We believe the simple top-fill design makes filling the device more convenient and more enjoyable when compared to other designs.

Cannabis Products

In December 2020, we introduced the Ispire line of cannabis vaping products. Our Ispire products use our patented Ducore™ (Dual Coil) technology for cannabis vaporizers. Similar to the Nautilus series, this technology enables users to create extremely large plumes of vape without burning the cannabis oil. These products incorporate our patented dual coil technology for what we believe is best-in-class airflow and taste, as well as our technology for eliminating the leakage of the oil from the unit, which overcomes a major disadvantage with many existing products. In addition to the base unit, we offer a range of cartridge, mouthpiece and color options. In our ODM services, we work with the customer to design a product that has the desired appearance. All the products are made of stainless steel and the fluid housing is Pyrex glass. We are not involved in cannabis or hemp plant or oil business, and we do not provide or procure cannabis or hemp oil. Our product, which is hardware only, is designed for our customers to fill the cartridge with their own cannabis or hemp oil. Cannabis oil, unlike nicotine oil or liquids which are generally of a uniform consistency, is not of a uniform consistency. If the oil is too viscous, the user will not have good experience with the product and our customer may reject or return the product. We do not package the oil with our product. Our ODM customers purchase the oil separately from the product they purchase from us or the end user of our product purchases the oil independently. We have no way to ensure that any consumer will use a cannabis oil that will work in a product we have manufactured for our customers.

In June 2023, we introduced our proprietary Ispire ONETM technology and associated products. Ispire ONETM is designed to eliminate capping issues in the manufacturing/co-packing process, increase consistency and quality of filled devices, eliminate leaking, spitting, or overheating for cartridges, disposables, and PODs, and improve consumer safety., The devices are sealed in a sterilized factory environment to eliminate risk of contamination during the filling process by our customers.

Sales and Distribution

Most of our revenue from our e-cigarette products comes from sales to our distributors. We are looking to increase our OEM and ODM sales of e-cigarette products, which accounted for 4.5% and 25.9% of our e-cigarette revenue for the years ended June 30, 2023 and 2024, respectively. We have secured a major e-cigarette OEM contract in May of 2024 and believe that this contract will yield significant revenue increases from the OEM and ODM business in our 2025 fiscal year. Most of our revenue from cannabis products is from ODM sales to other cannabis vaping brands, and we work with the customer to design the product, which is sold under the customer’s brand name. For some customers, the Ispire brand is also on the product.

Prior to our acquisition, Aspire Global sold e-cigarette vaping products in the United States through its distribution network. We decided not to market in the United States as a result of changes in regulations in the United States. Aspire North America would currently only be able to sell one product line in the United States and that product line does not generate sufficient revenue to justify the marketing and regulatory expenses at this time. However, we have submitted a new premarket tobacco product application (“PMTA”) for a disposable e-cigarette with several flavors, and are hopeful that, with the incorporation of age-gating technology from our IKE Tech LLC joint venture, we will be able to sell this product into the U.S. market, if approved. We also plan to file PMTAs for a pod-based e-cigarette system with a variety of flavors, which includes point-of-use age-gating technology, in the next 6 to 12 months.

We believe that we have the ability to evaluate the market need for vaping products and develop products for both the e-cigarette and cannabis markets. We believe that we have the state-of-the-art technology, which enables us to market to other cannabis vaping brands. We believe that we have implemented systems of quality control that cover the key steps of supply chain management to provide high-quality products to adult smokers in a consistent manner. We strictly uphold our extensive internal standards for various aspects of our products and conduct thorough quality assurance and control practices throughout the entire production cycle.

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

For our e-cigarette products, we have a network of more than 150 distributors, whose territories cover more than 30 countries or regions. Our distributors have non-exclusive agreements and generally are not restricted from selling competing vapor products. Our largest distributor, whose territory was the United Kingdom and France, is Your-Buyer International Limited, which accounted for revenue of approximately $37.4 million, or 32.4% of revenue and approximately $45.6 million, or 30.0% of revenue for the years ended June 30, 2023 and 2024, respectively. No other distributor or customer accounted for 10% or more of our revenues for either the year ended June 30, 2023 or 2024.

Typically, our distributors sell our products to wholesalers who in turn sell to retail distributors, although distributors may sell products directly to retail outlets. The vast majority of sales of all classes of e-cigarettes are sold in stores, primarily grocery stores, convenience stores and tobacco stores, which generally purchase product from wholesale distributors. Our products are also available from our distributors on the internet, including both websites and services such as Amazon. These internet distribution channels are operated by our distributors. The distributors are responsible for complying with the laws of the countries in which they sell our products. We previously sold tobacco vaping products to a distributor for Russia; however, we no longer sell to that distributor.

We assist our distributors in marketing our products through websites, blogs, search engine optimization (SEO), opt-in and e-mail marketing, social media marketing, influencer, marketing and digital advertising promotions. Opt-in and email marketing strategies include newsletter sign-ups to receive new product updates and promotions, giveaway promotional activities to drive conversion, coupons and discount promotion activities to increase sales to adult consumers in compliance with local laws and regulations.

We may use social media to promote our products and we market to adult consumers through our websites and Instagram. We use social media to educate on current and new products and offers as well as to provide real-time support to customers. Our social media strategies aim to convert and nurture leads, to increase brand awareness among adult consumers.

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

Source of Supply

We purchase a majority of our current e-cigarette and cannabis vaping products from Shenzhen Yi Jia. The products that we sell are the same products that Aspire Science and Aspire North America sold prior to the transfer of the equity in these subsidiaries to us. Pursuant to agreements dated January 27, 2023, between Aspire North America and Shenzhen Yi Jia and between Aspire Science and Shenzhen Yi Jia, we purchase our cannabis and e-cigarette vaping products form Shenzhen Yi Jia at market prices, provided that the price, delivery, warranty and other terms are no less favorable to us than the price, delivery, warranty and other terms that are provided to any other customer of Shenzhen Yi Jia. In addition, the agreement provides that Shenzhen Yi Jia will be responsible for any warranty expenses.

In February of 2024, we began operations at our Company-owned manufacturing facility in Malaysia. We are currently operating with 6 production lines at the Malaysia factory. We plan to continue expanding our production capabilities in Malaysia as a way to diversify our source of supply.

In connection with the Malaysian operations, we may purchase components from Shenzhen Yi Jia’s present suppliers as well as other suppliers which we may identify. Quality control will be a crucial part of our manufacturing process. We will need to include quality control checks and balances throughout our supply chain and manufacturing process. When selecting suppliers, we will have our quality control and procurement team visit potential suppliers. We will need to conduct annual inspections of the factories and we will also visit the factory if any quality issues arise. In connection with the establishment of any manufacturing facilities we will have to employ qualified manufacturing, supervisory and administrative personnel.

Warranties

We will pass on to our customers the warranties which Shenzhen Yi Jia provides to us as a customer. These warranties are of an assurance-type, come standard with all of products we purchase from Shenzhen Yi Jia, and cover repair or replacement should product not perform as expected. We offer these warranties for all major products, including all types of E-vapor kits, atomizers, replacement coils and mods, but no warranty for accessories such as spare parts or packaging consumables. Shenzhen Yi Jia generally offers 90-day warranty period from date of purchase for products sold to all regions, but Shenzhen Yi Jia offers six months warranty period from date of purchase for products sold in the United Kingdom and France. The warranty offers the refund or replacement of products for manufacturer defective items, dead on arrival items and items that do not appear the same as listed on our website, and exclude damaged goods caused by misuse or unauthorized repair. We generally require our customers to test our hardware with their oils to confirm the hardware performance and approve the hardware designs, in order to minimize any hardware related discrepancy or performance issues specific to the formulation of their oils. Since we are passing on the warranties of Shenzhen Yi Jia, we do not provide for estimated expenses related to product warranties. Management actively studies trends of warranty claims and takes action to improve product quality and minimize warranty costs. We estimate the actual historical warranty claims coupled with an analysis of unfulfilled claims to record a liability for specific warranty purposes. As of June 30, 2023 and 2024, products returned for repair or replacement have been immaterial. Accordingly, a warranty liability has not been deemed necessary.

Research and Development

We believe that design and attention to detail are at the heart of our business. Historically, research and development relating to our existing products were conducted primarily by Shenzhen Yi Jia. We have commenced research and development activities independent of Shenzhen Yi Jia, which has related primarily to cannabis vaping products. This research and development effort, which is headed by our chairman, Tuanfang Liu, has eleven members, who are primarily based in Los Angeles. Prior to the transfer of the equity of Aspire North America and Aspire Science to us, the research and development activities were conducted by Shenzhen Yi Jia. As discussed under “Business – Intellectual Property” we have rights to intellectual property generated by the research and development efforts of Shenzhen Yi Jia and Mr. Liu.

During the years ended June 30, 2023 and 2024, research and development efforts included the development of the Ispire cannabis vaping system, patented dual-coil technology, self-sealing technology and a closed system for e-cigarette vaping that is designed to eliminate the problem of oil leaking out of the unit. These research and development efforts were conducted by Shenzhen Yi Jia under the leadership of Tuanfang Liu, our co-chief executive officer and the chief executive officer of Aspire Global. Since the transfer of Aspire North America and Aspire Science to us in July 2022, we have established our research and development group independent of Aspire Global and Shenzhen Yi Jia, and the Shenzhen Yi Jia research and development activities relating to both cannabis and e-cigarette product have transitioned to us. We are also entitled to the benefits of Shenzhen Yi Jia’s research and development pursuant to the Intellectual Property Transfer Agreement and the License Agreement.

IKE Tech LLC Joint Venture

As reported in our Form 8-K on April 11, 2024, Aspire North America LLC entered into a capital contribution, subscription, and joint venture agreement with Chemular Inc, Touch Point Worldwide, Inc. d/b/a/ Berify, and Ike Tech LLC, a Delaware limited liability company (the “Joint Venture”) pursuant to which the Parties agreed to participate in the Joint Venture. The business of the Joint Venture is developing, licensing, owning, and operating an industry-standard age-verification solution for vapor (e-cigarette) devices. The Joint Venture plans to submit PMTA applications seeking FDA marketing orders for cutting-edge technologies across the U.S. e-cigarette market, including, without limitation, (a) next-generation e-cigarette hardware with a user-friendly point-of-use age-verification and geo fencing capability that eliminates usability of vapor hardware in certain designated areas such as schools and sensitive areas, (b) e-cigarettes with end-to-end range of dynamic features such as authentication, direct to consumer engagements and exclusive offerings built on the foundations of blockchain technology, and (c) a real-time biometric identity platform for user access controls, designed to create added security and reliability to deter counterfeiting in connection with vapor devices. As of the date of this Annual Report, Aspire North America LLC owns 40% of the Joint Venture.

Intellectual Property

Shenzhen Yi Jia has patents or patent applications in the United States, the PRC, the European Union and elsewhere relating to various functional and ornamental aspects of our products. Pursuant to the Intellectual Property Transfer Agreement, Aspire Global, Shenzhen Yi Jia and Mr. Liu have transferred to our subsidiary, Aspire North America, all their intellectual property, including patents, trademarks, brand names, know-how and know-how documentation that relate directly or indirectly to cannabis and hemp vaping products, and the patents and trademarks, trademarks and patent and trademark application, have been transferred to Aspire North America. Pursuant to the License Agreement, Aspire Science has the right to an exclusive (to the exclusion of Shenzhen Yi Jia and Mr. Liu) right and license to any patents, trademarks and other intellectual property that relates to tobacco vaping products in the territory, which include the world except for China and Russia.

We believe that the utility patents form the core intellectual property for our cigarette-cigarette and vaporizer products. The utility patents primarily relate to atomizer, heating coil, and battery technologies, which we believe provide enhanced functionality and an improved smoking experience to users of our products. Our atomizer technology is directed toward enhancing the atomization of e-liquid, including by enabling the user to adjust the airflow through the atomizer to provide a customized smoking experience. Our heating coil technology is directed towards heating coil designs and arrangements that deliver heat more efficiently from the heating coil to the e-liquid, thereby producing vapor more effectively. Our battery technology is directed towards battery assemblies that are replaceable and that are controllable to help facilitate a customized smoking experience in combination with the atomizer and heating coil technologies.

We believe the design patents cover the visual aspects of certain of our products and serve to enhance the protection provide by our utility patents. We either own, with respect to cannabis vaping products, or license on an exclusive basis, with respect to tobacco products, designs patents for the ornamental appearance of the housing of certain of our electronic cigarettes and cannabis vaping products. Our design patents also extend to the ornamental appearance of certain e-cigarette components, including certain aspects of our atomizers and heating coils.

The patents are primarily based on inventions developed by our chairman, Tuanfang Liu, who has received more than 200 patents in China, the United States, the European Union and other countries. All of these patents have been assigned, licensed, or otherwise transferred to Shenzhen Yi Jia, which, has transferred to Aspire North America, with respect to intellectual property relating to cannabis products, and licensing on a sole and exclusive basis globally other than the PRC and Russia, to Aspire Science, with respect to e-cigarette products. The earliest patents were filed in 2012 and began expiring in 2022, with the last patents set to expire in 2037, depending on priority filing date, patent type, and jurisdiction. We intend to work to improve our technology and products and to seek further patent protection as warranted in connection with any new developments.

We cannot guarantee that our patent rights are sufficient to protect all aspects of our products or that we will be able to enforce those rights against third parties, as patents can be challenged, circumvented, or otherwise found to be invalid.

Shenzhen Yi Jia has obtained trademark registrations for Ispire in the countries which we believe are major markets for our products, including the United States, China, the European Union, and other countries. In addition to the Ispire mark, Shenzhen Yi Jia has also been granted trademark registrations in the United States and China for certain products and components, including the marks CLEITO, PERSEUS, PLATO, PROTEUS, and ZESTQUEST. Furthermore, Shenzhen Yi Jia has submitted trademark applications for the mark Ispire in the United States, China, the European Union, and other jurisdictions we believe are important markets. To the extent any of these trademarks were held by our chairman, Tuanfang Liu or Shenzhen Yi Jia, the trademarks related to cannabis products have been assigned to Aspire North America pursuant to the Intellectual Property Transfer Agreement, and all other trademarks have been licensed on an exclusive license (to the exclusion of Aspire Global, Shenzhen Yi Jia and Mr. Liu) to Aspire Science pursuant to the License Agreement.

We cannot assure you that our patent and trademark rights are sufficient to protect all aspects of our brands or that we will be to enforce those rights to prevent third parties from using the same or confusingly similar marks, as trademarks can be opposed, cancelled, or otherwise challenged, especially by parties with rights to similar marks.

Competition

Vaping products for both e-cigarette and cannabis compete with tobacco and marijuana cigarettes and a wide range of other tobacco, nicotine and legal and illegal cannabis products. In each case, vaping products seek to provide the user with pleasure that the user derives from consuming nicotine or cannabis without the disadvantages of other mediums.

The worldwide market for e-cigarette products is highly competitive, with more than 50 companies selling products which compete with our products. In terms of volume of product sold, by far the largest worldwide producer of tobacco vapor products is Juul Labs, Inc. British American Tobacco Plc is also a major producer of tobacco vapor products.

We anticipate that the market for vaping products will evolve, with technological innovation, changing standards and changes in needs and preferences of adult vapor users. Vaping devices are more than a reduced-risk alternative to traditional cigarettes. Instead, they represent the user’s taste and offer them a new and fun experience, as they provide large amounts of vapor, different tastes of e-liquid and fashionable design. In light of such trend and to further differentiate their vaping devices, manufacturers are upgrading their products in terms of technology and design. Many manufacturers are now providing full-spectrum vaping devices, including closed system vaping devices, open system vaping devices and other kinds of vaping devices, so as to be more competitive in the market. In the next few years, with the technology becoming more mature, we anticipate that more differentiated vaping devices will continuously emerge to draw adult consumers’ attention. Our recent enhancements to our vaping products, such as the big smoke effect, have increased interest and sales of our products. We believe that our ability to remain profitable and to increase our market share is dependent upon our ability to anticipate market demand and develop and market products that address these trends.

The market for cannabis vapor products is a developing market and at present is mainly limited to the United States, although there is a developing market in Canada, and we believe that a market is developing in Europe. Our ability to be successful in these markets is dependent upon our ability to develop vaping systems that attracts and retains consumer interest and the regulatory environment in the United States. Our cannabis vaping products compete with other forms of legal and illegal cannabis, marijuana cigarettes, CBD oil and other CBD products, food products and other vaping products.

Seasonality

Seasonality does not materially affect our business or the results of our operations.

Human Capital

We believe our people are central to the foundation and future of our success. Our culture and commitment to our employees are important factors in attracting, retaining, developing and progressing qualified employees. As of September 24, 2024, we had a total of 98 employees, of which 40 are operations personnel, 24 are general management personnel, 19 are in sales and marketing, and 15, including Tuanfang Liu, our co-chief executive officer, are in research and development relating to our products.

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

REGULATION

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

The PMTA pathway remains open for us to add further products, but now neither we, nor anyone else, can bring new tobacco products to the U.S. market without actual premarket authorizations. The PMTA process is expensive, time-consuming, and uncertain.

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

Except for the mail ban, the amendment to the PACT Act took effect on March 28, 2021. The mail ban took effect on October 21, 2021, pursuant to final regulations issued by the Postal Service. It applies to cannabis and hemp vaping products that aerosolize liquids only. Further, the most commonly used carriers, Federal Express and UPS, have recently announced that they would cease all deliveries of vapor products in the United States.

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

Starting on February 6, 2020, the FDA prioritized enforcement against: (i) flavored, cartridge-based ENDS products (other than tobacco- or menthol-flavored ENDS products), and (ii) any flavored ENDS products (including tobacco and menthol flavors) that are targeted at minors. Several states in the United States have imposed temporary emergency flavor bans on ENDS products, and a few of these bans have been enjoined by courts while several have become permanent. Several states and the District of Columbia have also enacted permanent prohibitions on the sale of flavored ENDS products. Flavor bans are not the same as a total ban on e-cigarettes, and none of the states in the U.S. have imposed a total ban on e-cigarettes.

Our self-branded vaping systems are not affected by the flavor bans. The flavor bans are mainly aimed at ENDS products that are sold with pre-filled non-tobacco flavored or non-menthol-flavored cartridges, and our self-branded products do not contain any pre-filled cartridges.

Moreover, we believe that the technology being developed by our IKE Tech LLC Joint Venture may allow for the approval of ENDS products with characterizing flavors other than tobacco or menthol. This is because the point-of-use age-gating technology could prevent youth usage of vapor devices by biometrically preventing youth from powering-on the device itself. Accordingly, we have submitted a disposable ENDS device PMTA in September of 2024 with several characterizing flavors. Our plan is to amend or resubmit this PMTA when we receive approval of the IKE Tech LLC age-gating technology from the FDA.

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

Europe

The European Commission issued the Tobacco Products Directive (the “TPD’’), which entered into force on May 19, 2014, and became applicable in the EU Member States on May 20, 2016. Under the TPD, an e-cigarette is widely defined as a product that can be used for, including all types of vaping devices, HNB devices and their respective components, the consumption of nicotine-containing vapor via a mouthpiece, or any component of that product. The TPD regulates e-cigarettes on five main aspects: (i) the information to be provided by the manufacturer and/or distributor, (ii) the advertising and promotion, (iii) safety issues and warnings, (iv) product presentation, and (v) provisional measures in case of suspected risk. Member states of the European Union are required to ensure that advertisements for any tobacco related product are prohibited, unless the advertisement is specifically targeted at professionals specializing in the electronic cigarettes trading. Moreover, no promotion whatsoever shall be made as to those devices with an intention (direct or indirect) to promote electronic cigarettes.

The sale of cannabis vaping products for recreational (as contrasted with medical) use is illegal in most of the European Union, although we believe that a market is developing, particularly in Germany, where the new coalition government stated clearly that it is introducing the controlled supply of recreational cannabis to adults in licensed shops.

United Kingdom

The Medicines and Healthcare Products Regulatory Agency (“MHRA”) is the authority for a regulatory scheme for e-cigarettes and refill containers in Great Britain and Northern Ireland and is responsible for implementing the majority of provisions under Part 6 of the Tobacco and related Products Regulations (“TRPR”) and the Tobacco Products and Nicotine Inhaling Products (Amendment) (EU Exit) Regulations 2020.

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

The Tobacco Products and Nicotine Inhaling Products (Amendment) (EU Exit) Regulations 2020 (the “2020 Regulations”) explains the changes from a policy perspective:

The 2020 Regulations set out the requirements for new products to be notified from January 1, 2021. This will mean that:

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

Disposable (closed-system) e-cigarette products will be banned in the United Kingdom on April 1, 2025. Our primary sales in the UK are currently open-system, non-disposable products.

The sale of cannabis products is currently illegal in the United Kingdom.

Malaysia

We are operating a manufacturing facility in Malaysia. As such, we must comply with laws and regulations relating to manufacturing operations, including regulatory approval, as applicable, including satisfying the applicable government authority that we have sufficient capital to cover all of our planned activities. We are also subject to wage and hour laws and laws relating to employee health and safety and environmental laws and regulations. We have structured our operations to comply with applicable laws and regulations in Malaysia.

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

The Conformitè Europëenne (“CE”) Mark is defined as the EU’s mandatory conformity marking for regulating the goods sold within the European Economic Area (“EEA”) since 1985. The CE marking represents a manufacturer’s declaration that products comply with the EU’s New Approach Directives. These directives not only apply to products within the EU but also for products that are manufactured in or designed to be sold in the EEA. This makes the CE marking recognizable worldwide even to those unfamiliar with the EEA.

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

In June 2018, California adopted the California Consumer Privacy Act (“CCPA”), which became effective in 2020. Under the law, any California consumer has a right to demand to see all the information a company has saved on the consumer, as well as a full list of all the third parties that data is shared with. The consumer also has the right to request that we delete the information it has on the consumer. The CCPA broadly defines “protected data.” The CCPA also has specific requirements for companies subject to the law. The CCPA provides for a private right of action for unauthorized access, theft or disclosure of personal information in certain situations, with possible damage awards of $100 to $750 per consumer per incident, or actual damages, whichever is greater. The CCPA also permits class action lawsuits. To the extent that we sell products to adult consumers through our website or otherwise on the Internet, we may be subject to the CCPA as well as other consumer protection laws.

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

As a distributor of products made by third parties, we do not have any material costs in complying with environmental laws and regulations. If we are able to establish manufacturing operations in California, and as part of our current manufacturing Malaysia, we will be required to comply with applicable environmental laws and regulations. We cannot estimate the ongoing costs of such compliance. As we establish manufacturing facilities, we expect that the cost of such compliance will be included in our capital budget for any facilities we establish.

Available Information

As a public company, we are required to file our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements on Schedule 14A and other information (including any amendments) with the Securities and Exchange Commission (the “SEC”). The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. You can find our SEC filings at the SEC’s website at www.sec.gov.

Our Internet address is www.ispiretechnology.com. Information contained on our website is not part of this Annual Report. Our SEC filings (including any amendments) will be made available free of charge on www.ispiretechnology.com, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

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

Risks Related to Our Business and Industry

We sustained losses of approximately $6.0 million for the year ended June 30, 2023 (as restated) and $14.8 million for the year ended June 30, 2024, and we cannot assure you that we can or will operate profitably in the future.

We sustained a loss of approximately $6.0 million, or $0.12 per share (basic and diluted) in the year ended June 30, 2023 (as restated), and a loss of approximately $14.8 million, or $0.27 per share (basic and diluted) for the year ended June 30, 2024. The losses resulted primarily because of increased operating expenses for both periods. We cannot assure you that we will be able to operate profitably in the future.

Existing laws, regulations and policies and the issuance of new or more stringent laws, regulations, policies and any other restrictions or limitations in relation to the nicotine vaping industry have and can materially and adversely affect our business operations.

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

On April 1, 2024, Germany legalized recreational cannabis use and is likely to accelerate the cannabis debate within the EU and promote the development of the industry at a regional level. However, no other countries in Western Europe have legalized recreational cannabis, but the region has some of the most developed cannabis cultures in the world, such as in the Netherlands and Spain. However, great differences persist among consumers, with older generations typically being more reluctant to allow cannabis use. Our ability to expand our marketing of cannabis products in the European market is dependent upon whether recreational cannabis will become legal in other Western European countries, and we cannot give any assurance that we will be able to sell products in Western Europe. These restrictions on the sale and use of cannabis could impair our ability to market and sell our products.

The U.S. Department of Health and Human Services (“HHS”) recently made a recommendation to the US Drug Enforcement Agency (“DEA”) to reschedule cannabis as a Schedule 3 drug. The DEA is currently going through a public comment period on the potential rescheduling. If the DEA accepts HHS’s recommendation and reschedules cannabis, there may be new regulatory compliance obligations placed upon cannabis operators in the U.S. Under the FD&C Act, Schedule 3 drugs must be dispensed with a prescription and the safety and efficacy of such products would be governed by FDA regulation under the FD&C Act. It is unclear how this would impact state-legal cannabis programs (both medical and adult use), if at all. If there are significant new regulatory barriers for the U.S. adult use cannabis industry, such increased regulation may negatively impact the sale of our cannabis vaporizer products in the U.S. marketplace.

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

Because Tuanfang Liu, our co-chief executive officer, who is also director, and his wife, Jiangyan Zhu, who is also a director, beneficially own 63.1% of our Common Stock as of September 24, 2024 and Mr. Liu owns 95% of the equity of our majority supplier, Mr. Liu has a conflict of interest.

Because our co-chief executive officer, Tuanfang Liu, and his wife own 63.1%, of our Common Stock as of September 24, 2024, they have the power to elect all of our directors and to approve any matter which is subject to stockholder approval. Mr. Liu also own 95% of the equity in Shenzhen Yi Jia, which is currently our major supplier. Mr. Liu is chairman of Shenzhen Yi Jia and his wife, Jiangyan Zhu, is its vice president of finance. The price and other terms at which Shenzhen Yi Jia sells product to us have been largely determined by Mr. Liu. In addition, as our co-chief executive officer, Mr. Liu has significant authority in the implementation of our business plan, including the expected commencement of our manufacturing operations in California and the opening of additional manufacturing operations in Malaysia. He has also historically been responsible for our product development and our present products have been the result of his research and development efforts. Mr. Liu’s interests may be different from our interests. Because of Mr. Liu’s conflict of interest, there is a risk that any actions he may take may have an adverse effect upon the success and development of our business and the price of our Common Stock.

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

The recent implementation of regulations relating to e-cigarettes has resulted in our decision not to market nicotine products in the United States until we secure PMTA approvals on our ENDS devices.

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

FDA authorization to introduce a “new tobacco product” (or to continue marketing a “new tobacco product” covered by the current compliance policy for Deemed Tobacco Products that were on the U.S. market on August 8, 2016) could be obtained via any of the following three authorization pathways: (1) submission of a PMTA and receipt of a marketing authorization order; (2) submission of a substantial equivalence report and receipt of a substantial equivalence order; or (3) submission of a request for an exemption from substantial equivalence requirements and receipt of a substantial equivalence exemption determination.

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

On September 6, 2024, we filed a PMTA for a disposable ENDS device with a variety of characterizing flavors. We believe that, when equipped with our IKE Tech LLC Joint Venture age-gating technology, there is a path to getting an approval for these products, as they will have strong technological barriers to prevent youth usage. The FDA has repeatedly indicated that the only way it will approve characterizing flavors in ENDS devices is if they are equipped with technology to prevent youth usage. We believe the technology we have access to will be desirable to the FDA and IKE Tech LLC has a meeting with the FDA on November 13, 2024, to discuss this technology.

Further, although we are not marketing e-cigarette products in the United States market, and we can contractually prohibit our distributors from selling our e-cigarette vaping products in the United States market, in the event that those products are sold in the United States market, we cannot assure you that we will not be subject to regulatory or enforcement action as a result of such products’ being sold in the United States. Though it is highly unlikely, we may also face regulatory or enforcement action from the FDA for certain of our products that remained distributed in the United States between September 9, 2020, and April 30, 2021, and for which we did not file a PMTA by the September 9, 2020, deadline. While we have taken steps intended to ensure that no such distribution occurs, we cannot assure you that, should the FDA prioritize these violations for regulatory action, the FDA will follow its standard of approach of issuing a public warning letter and seeking voluntary corrective action rather than initiating an enforcement action under its various Food, Drug, and Cosmetic Act authorities. Such a result could materially and adversely affect our business, financial condition, and results of operations.

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

We are exposed to risks relating to our relationship with a related party, and we may not be able to successfully operate manufacturing operations.

The majority of our products are presently manufactured by Shenzhen Yi Jia, a related party. Due to the reliance on our business relationship with Shenzhen Yi Jia, any interruption of its operations, any failure of Shenzhen Yi Jia to accommodate our growing business demands, any termination or suspension of our cooperation terms, or any deterioration of cooperative relationships with Shenzhen Yi Jia may materially and adversely affect our operation. Failure by Shenzhen Yi Jia to provide us satisfactory products and/or services in a timely manner is likely to have a have material adverse effect on our business, financial condition and results of operations. There is a risk in relying on any third-party supplier in that we are dependent on the supplier’s ability to produce a product which meets our quality standards and delivery requirements as well as being dependent upon the supplier’s priorities. These risks are present when the supplier is controlled by Tuanfang Liu, our co-chief executive officer. We do not presently have any plans to engage another supplier since Shenzhen Yi Jia is familiar with our products, and we are devoting our efforts to establishing our own production facilities with no assurance that we can successfully establish manufacturing facilities.

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

If it is determined or perceived that the usage of nicotine or cannabis vaping products poses long-term health risks, the use of vaping products may decline significantly, which is likely to materially and adversely affect our business, financial condition, and results of operations.

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

We do not include cannabis oil in our products. The cannabis oil is provided by our customer before selling the product or a cartridge with oil is inserted in the product by the customer or the end user. Unlike nicotine oil, cannabis oil is not of a uniform quality or viscosity. If the end user uses cannabis oil that is too viscous for our product and does not have the desired experience from the product, our client may reject an order, cancel an order or seek a refund of the payment made to us and/or discontinue purchasing our products. These refunds and the cost of cancellation of orders are reflected as sales return, The amount of sales return for the years ended June 30, 2023 and 2024 was $1,932,280 and $4,764,434. We cannot assure you that we will not incur significant warranty expenses and lose business as a result cannabis oil not providing the end user’s desired experience or that we will not lose significant business as a result of this problem.

The vaping market may develop more slowly or differently than we expect.

The e-cigarette vaping market worldwide has experienced rapid growth through 2019 and the cannabis market is developing, with the United States accounting for the overwhelming majority of sales. The growth rate for e-cigarette products decreased in 2021 and 2022, in part, we believe, because of the steps taken by governments worldwide to address the COVID-19 pandemic, which negatively affected our revenue and industry sales in general. The growth of cannabis vaping products is largely confined to those states in the United States where recreational cannabis is legal. The growth rate may decrease or decline due to uncertainties with respect to the acceptance of vaping technologies and products, health studies relating to vaping product use, general economic conditions, disposable income growth, and pace of development of technologies and other factors. There can be no assurance that the penetration of vaping products among adult smokers will further deepen, or that the tobacco and cannabis vaping market will grow at a pace that we expect. Additionally, vapor market development is subject to the uncertainty of overall regulatory landscape for such products, which may have a material impact on the market development of vaping products, particularly in Western Europe. There can be no assurance that the regulatory regime will be favorable to us or nicotine or cannabis vaping products in general. It is also uncertain whether our products and services will achieve and sustain high levels of market acceptance and meet users’ expectations. Our ability to increase the sales of our vaping products depends on several factors, some of which may be beyond our control, including users’ receptiveness towards and adoption of vaping technologies and products, market awareness of our brand, the market acceptance of our products and services, the “word-of-mouth” effects of our products and services, our ability to attract, retain and effectively train customer representatives, our ability to develop effective relationships with distributors and expand our distribution networks and the cost, performance and functionality of our products and services and meeting consumer trends. The market for nicotine products has recently seen a change in consumer preference as closed systems are overtaking open systems in market share. If we are not successful in implementing our business strategies, developing our vaping products, anticipating consumer trends or reaching adult smokers, or if these users do not accept our vaping products, the market for our products may not develop or may develop more slowly than we expect, any of which could materially and adversely affect our profitability and growth prospects.

We are exposed to product liability and user complaints arising from the products we sell, which could have a material adverse impact on us.

Currently, we primarily sell our e-cigarette products to our distributors, who then supply our products to wholesale companies that in turn sell to retail outlets, and we sell our cannabis products primarily to other cannabis brands on an ODM basis, and the customers sell the products through their own distribution networks. The retail market is dominated by stores, primarily grocery stores, convenience stores and tobacco stores. Even though we generally do not sell our products directly to users, we may nevertheless be liable for defects in our products pursuant to general laws on product liability. We are exposed to potential product liability claims from users of our products in the event that the use of our products results in any personal injury, property damage or health and safety issues.

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

At present, a majority of our products are manufactured by Shenzhen Yi Jia, a Chinese company of which Tuanfang Liu, our co-chief executive officer is a 95% owner. In the event of any claim of product liability resulting from a product manufactured by Shenzhen Yi Jia, any legal action would most likely be brought against us since the plaintiff may not be willing or able to commence an action against Shenzhen Yi Jia in China. Our co-chief executive officer has a conflict of interest in determining the extent to which Shenzhen Yi Jia would accept responsibility for any product liability claim relating to a product manufactured by Shenzhen Yi Jia or for making changes in the manufacturing process to address the substance of any claim, whether or not such claim is valid. To the extent that that we have product liability insurance, the insurer may seek to recover any amount paid from Shenzhen Yi Jia for products manufactured by Shenzhen Yi Jia.

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

To optimize adult vapers’ experience, we must introduce new products and upgrade our existing products to meet our users’ evolving preferences and to incorporate the latest technological developments. It is difficult to predict the preferences of users or a specific segment of users. Changes and upgrades to our existing products may not be well received by our users, and newly introduced products may not achieve expected results. Going forward, we may introduce new products with different features. Such efforts may require substantial investments of additional human capital and financial resources. However, if we are not able to develop or obtain rights to the latest technological developments, we may not be able to market a product that meets the adult consumer’s changing taste. If we fail to improve our existing products or introduce new products that meet consumer taste ones in a timely or cost-effective manner, our ability to attract and retain users may be impaired, and our results of operations and prospects may be adversely affected.

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

Our business could be adversely affected by the effects of communicable diseases, pandemics and epidemics, such as COVID-19.

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

Failure to manage inventory at optimal levels could adversely affect our business, financial condition, and results of operations.

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

Although we have more than 150 distributors, our largest distributor, who is a non-exclusive distributor for the United Kingdom and France, accounted for approximately 32.4% and 30.0% of our revenue for the years ended June 30, 2023 and 2024, respectively. On January 1, 2021, we signed a distributorship agreement with this distributor in our standard form, which does not provide any special terms or prices.  No other customer accounted for 10% or more of our revenue during either year. The loss of this distributor or a significant reduction in our sales to this distributor could have a material adverse effect upon our business. See “Business – Sales and Distribution.”

Economic factors beyond our control, and changes in the global economic environment, including fluctuations in inflation and currency exchange rates, could result in lower revenues, higher costs and decreased margins and earnings

A majority of our products are manufactured and sold outside of the United States which creates exposure to the volatility of global economic conditions, including fluctuations in inflation and foreign currency exchange rates. Central banks deploy various strategies to combat inflation, including increasing interest rates, which impact our borrowing costs. Government shutdowns or the risk of government shutdowns, as well as the impact or expected impact of elections, both in the United States and in other countries around the world, may also increase volatility. Additionally, there has been, and may continue to be, volatility in currency exchange rates that impact the U.S. Dollar value relative to other international currencies. Our international revenues and expenses generally are derived from sales and operations in foreign countries, and these revenues and expenses are affected by currency fluctuations. Currency exchange rate fluctuations could also disrupt the business of the independent manufacturers that produce our products by making their purchases of raw materials more expensive and more difficult to finance. Foreign currency fluctuations have adversely affected and could continue to have an adverse effect on our results of operations and financial condition.

We face competition from companies in the vaping industry as well as other sources of nicotine and cannabis, and we may fail to compete effectively.

Vaping products for both nicotine and cannabis compete with tobacco and marijuana cigarettes and a wide range of other tobacco and legal and illegal cannabis products. The vaping industry worldwide is intensely competitive. Some of our current and potential competitors have greater financial, marketing, ordering quantities, portfolios of products and intellectual properties and other resources and some, such as JUUL Labs, Inc., which is the major seller of vaping nicotine products, and British American Tobacco Plc, another major producer of vaping nicotine products, are better known and have greater resources than we do. Certain competitors may be able to secure raw materials and products from suppliers and manufacturers on more favorable terms, devote greater resources to marketing and promotional campaigns, adopt more aggressive pricing or inventory policies, and devote substantially more resources to product development and technology. Increased competition may adversely affect our results of operations, market share and brand recognition, or force us to incur losses. There can be no assurance that we will be able to successfully compete against current and future competitors, and competitive pressures may have a material adverse effect on our business, prospects, financial condition and results of operations.

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

Most of our revenue is derived from sales to distributors for our e-cigarette products and other cannabis brands for our cannabis products, and we do not sell online. As a result, in the normal course of business we do not collect, store and process personal, transactional, statistical and behavioral data, including certain personal and other sensitive data from our users. To the extent that we market to the public and collect personal data, such as credit card information, we would face risks inherent in handling large volumes of data and in securing and protecting such data. In particular, we would face a number of data-related challenges related to our business operations, including: (i) protecting the data in and hosted on our system and cloud servers, including against attacks on our system and cloud servers by external parties or fraudulent behavior by our employees; (ii) addressing concerns related to privacy and sharing, safety, security and other factors; and (iii) complying with applicable laws, rules and regulations relating to the collection, use, disclosure or security of personal information, including any requests from regulatory and government authorities relating to such data.

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

As the patents we own or are licensed to us may expire and may not be extended, our patent applications may not be granted and our patent rights may be contested, circumvented, invalidated or limited in scope, our patent rights and license may not protect us.

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

Our need to restate our unaudited financial statements reflected a material weakness in our internal controls over financial reporting.

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

During the preparation of our financial statements for the year ended June 30, 2024, we determined that we needed to restate our audited financial statements for the year ended June 30, 2023, as well as our unaudited financial statements as of and for the periods ended September 30, 2023, December 31, 2023, March 31, 2024. The restatement was to correct identified errors related to (i) the incorrect statement of cash flows presentation for right-of-use assets and lease liabilities (and related activity), (ii) the omitted disclosure of supplement non-cash activities related to the acquisition of right-of-use assets in exchange for operating lease liabilities, (iii) the incorrect statement of operations presentation of shipping and handling costs as sales and marketing expenses and not cost of revenue, and (iv) the incorrect calculation of right-of-use assets and lease liabilities at inception for the Company’s operating leases, as well as the incorrect recognition of rent expense. As a result of the restatement, and as of June 30, 2023, the Company’s total assets decreased from $90,693,349 to $90,395,744, total liabilities decreased from $59,318,416 to $58,925,834 and stockholders’ equity increased from $31,374,933 to $31,469,910. For the year ended June 30, 2023, cost of revenue increased from $94,529,769 to $94,828,472, gross profit decreased from $21,075,767 to $20,777,064, total operating expenses decreased from $25,644,901 to $25,251,221, loss before income taxes decreased from $4,853,300 to $4,758,323, and net loss decreased from $6,098,603 to $6,003,626. For the year ended June 30, 2023, net cash used in operating activities increased from $7,581,759 to $8,455,798, net cash used in financing activities decreased from $16,443,844 to $15,569,805 and from a non-cash supplement disclosure standpoint, leased assets obtained in exchange for operating lease liabilities was recognized as $4,988,032. Similar changes affected our unaudited financial statements for the periods noted above.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the issuing company’s annual or interim financial statements will not be prevented or detected on a timely basis. Our need to restate our financial statements for the periods noted above reflects certain material weaknesses in our internal control over financial reporting. We are taking steps to address these material weaknesses. The unaudited financial statements for the six months ended December 31, 2021, were included in our final prospectus dated April 3, 2023, relating to our initial public offering. We cannot assure you that a claim will not be made against us as a result of our failure to accurately reflect in accordance with GAAP the value of the intangible assets acquired from a controlling stockholder and the resulting restatement of our financial statements.

As a result of our restatement of our unaudited financial statements as described in the preceding risk factor, our internal controls over financial reporting were not effective, which could have a significant and adverse effect on our business and reputation.

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

The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We need to restate our financial statements for the year ended 2023 for identified errors related to (i) the incorrect statement of cash flows presentation for right-of-use assets and lease liabilities (and related activity), (ii) the omitted disclosure of supplement non-cash activities related to the acquisition of right-of-use assets in exchange for operating lease liabilities, (iii) the incorrect statement of operations presentation of shipping and handling costs as sales and marketing expenses and not cost of revenue, and (iv) the incorrect calculation of right-of-use assets and lease liabilities at inception for the Company’s operating leases, as well as the incorrect recognition of rent expense. Similar restatement adjustments will be required for our financial statements for the quarters ended September 30, 2023, December 31, 2023 and March 31, 2024. Based on above, we have determined that our disclosure controls and procedures were not effective as of June 30, 2024.

On May 15, 2024, our previous chief financial officer completed his service with us and we appointed a new chief financial officer, James Patrick McCormick. We have implemented new controls in order that we can be confident that we maintain books are records such that we are able to generate financial statements that are prepared in accordance with GAAP. Any controls that we develop may become inadequate because of changes in conditions in our business. Further, weaknesses in our internal controls may be discovered in the future. Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could adversely affect our operating results or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal controls also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we are required to include in our periodic reports that we will file with the SEC under Section 404 of the Sarbanes-Oxley Act when the company is subject to Section 404(b). Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information.

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

The occurrence of natural disasters, including hurricanes, floods, earthquakes, tornadoes, fires and other disasters disease may adversely affect our business, financial condition or results of operations. The potential impact of a natural disaster on our results of operations and financial position is speculative and would depend on numerous factors. The extent and severity of these natural disasters determines their effect on a given economy. We cannot assure you that natural disasters will not occur in the future or that our business, financial condition and results of operations will not be adversely affected. In particular, our factory in Malaysia may be at risk to certain natural disasters that could interrupt production or even cause a catastrophic loss of equipment and inventory. Further, our logistics and supply chain could be interrupted by hurricane or typhoon activity in Southeast Asia.

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

You may experience difficulties in effecting service of legal process, enforcing foreign judgments or bringing actions in China against two of our directors, Tuanfang Liu, our co-chief executive officer and chairman, and his wife Jiangyan Zhu, who are both based in China.

Although we are a Delaware corporation, two of our directors, -- who are Tuanfang Liu, our co-chief executive officer, chairman and controlling stockholder, and his wife, Jiangyan Zhu, who is also a director – live in mainland China. The PRC does not have treaties providing for the reciprocal recognition and enforcement of judgments of courts with the United States. As a result, it may not be possible for investors to serve process upon our co-chief executive officer, or to enforce any judgments obtained from non-PRC jurisdictions against any of them in China. As a result, it may be difficult for you to effect service of process upon those persons inside mainland China. It may also be difficult for you to enforce judgments obtained in U.S. courts based on the civil liability provisions of the U.S. federal securities laws against us and our officers and directors who do not reside in the United States or have substantial assets located in the United States. In addition, there is uncertainty as to whether the courts of the PRC would recognize or enforce judgments of U.S. courts against such persons predicated upon the civil liability provisions of the securities laws of the United States or any state.

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

Our business relies on the collection of accounts receivable from our customers in a timely manner to maintain liquidity and support our ongoing operations. We recorded an allowance for credit losses of approximately $1.5 million for the year ended June 30, 2023, and approximately $5.9 million for the year ended June 30, 2024. Our failure or inability to collect accounts receivable when due results from a number of factors, including (i) our customer’s failure to pay as a result of adverse economic conditions affecting the customers; (ii) our failure to accurately assess the creditworthiness of our customers; (iii) our failure to implement effective collection efforts; and (iv) disputes over contract terms, product quality or delays in delivery. Although we may implement strategies to mitigate these risks, but there can be no assurance that such measures will be entirely effective, and we may continue to incur write-offs of accounts receivable, which may impair our ability to operate profitably.

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

ITEM 1B. Unresolved Staff Comments

Not Applicable

ITEM 1C. Cybersecurity

Cyberattacks are a growing geopolitical risk, becoming larger, more frequent, more intricate and more relentless. These attacks represent a significant threat to individual organizations and their ability to conduct daily operations. We rely on accounting, financial, and operational management information systems to conduct our operations. Any disruption in these systems could adversely affect our ability to conduct our business. Furthermore, as part of our normal business activities, we collect and store common confidential information about customers, employees, vendors, and suppliers. This information is entitled to protection under a number of regulatory regimes.

Any failure to maintain the security of the data, including the penetration of our network security and the misappropriation of confidential and personal information, could result in business disruption, damage to our reputation, financial obligations to third parties, fines, penalties, regulatory proceedings and private litigation with potentially large costs. This scenario may also result in a deterioration of customer confidence in us and potentially other competitive disadvantages. As such, a cyberattack could have a material adverse impact on our financial condition and results of operations.

While we devote resources to implement and maintain security measures to protect our systems and data, these measures cannot provide absolute security against a cyberattack. In such an event, the insurance coverage we maintain may be inadequate to cover claims, costs, and liabilities relating to cybersecurity incidents.

While we have not been subject to cyberattacks and other cyber incidents, we take cybersecurity preparedness seriously. Our risk management framework considers cybersecurity risk alongside other company risks as part of our overall risk assessment process. We have plans to implement cybersecurity training for all employees upon onboarding, and then annual follow-up training courses to ensure that all employees understand the risk and implications of a cyber event.

We plan to implement a Cybersecurity Committee which will be responsible for the day-to-day management of cybersecurity risks, and which will meet bi-monthly to review our practices related to cyber events and risk management. The Committee will be composed of the Chief Financial Officer, Chief Legal Officer, Controller, and Head of Human Resources. The Committee will develop and implement cybersecurity risk mitigation strategies and activities, including the management of comprehensive incident response plans, oversee the cybersecurity risks posed by third-party vendors, ensure policies and procedures are current and followed, and receive regular updates on cybersecurity-related matters. Further, the Committee will engage subject matter experts such as consultants and auditors to assist us in establishing processes to assess, identify, and manage potential and actual cybersecurity threats, to actively monitor our systems internally using widely accepted digital applications, processes, and controls, and to provide forensic assistance to facilitate system recovery in the case of an incident.

The Audit Committee of our Board of Directors oversees our policies and practices with respect to risk assessment and risk management, including the review, in coordination with our management, of our management of cybersecurity. The Audit Committee will receive regular updates from the Cybersecurity Committee on the state of cybersecurity risks we face. This will include briefings on any significant cyber incidents and ongoing risk management efforts. These updates will enable the Audit Committee to provide informed reports on cybersecurity matters to the full Board.

As of the date of this Annual Report on Form 10-K, we are not aware of any risks from cybersecurity threats that have materially affected or are reasonably likely to materially affect us, our business strategy, results of operations or financial condition.

ITEM 2. Properties

Our headquarters are located at 19700 Magellan Dr, Los Angeles, CA 90502 and we maintain offices, manufacturing and storage facilities at the same location. We do not own any real property, and we leased an aggregate of approximately 74,071 square feet of real property. We do not expect to experience difficulties in renewing any of the leases when they expire. If we require additional space, we expect to be able to obtain additional facilities on commercially reasonable terms.

The following table sets forth information as to the real property leased by us:

Location	Square Feet		Current Annual Rent	Expiration Date
1410 Abbot Kinney Blvd., PH 1, Venice, CA 90291	4,121		$388,000	June 30, 2026
19700 Magellan Dr, Los Angeles, CA 90502	37,100	(1)	$872,719	July 31, 2027
55 King Yip Street, King Palace Plaza, Floor 31, Suite J, Kwun Tong, Hong Kong	1,850		$81,323	July 14, 2025
No. 16, Jalan I-Park SAC 3, Taman Perindustrian I-Park SAC, 81400 Senai, Johor, Malaysia	31,000		$127,076	August 17, 2026

(1)	The number in the table reflects the square feet of building that we occupy. The leased property also includes land, and the total leased land and building is 79,512 square feet.

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

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Common Stock trades on the Nasdaq Stock Market under the symbol “ISPR.”

Holders of Record

As of September 24, 2024, we had approximately 19 holders of record of our Common Stock. Because most of our shares of Common Stock held by persons other than our original stockholders are held by brokers and other institutions on behalf of stockholders, this number is not indicative of the total number of stockholders who beneficially own our stock.

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

Securities Authorized for Issuance under Equity Compensation Plan

The following table sets forth information concerning securities authorized under equity compensation plans as of June 30, 2024.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a) (1)	(b) (1)	(c)
Equity compensation plans approved by security holders	3,255,000	$9.11	10,063,178
Equity compensation plans not approved by security holders	-	-	-
Total	3,255,000	$9.11	10,063,178

(1)	Excludes 1,681,822 shares of Common Stock reserved under the 2022 Equity Incentive Plan, subject to the issuance of restricted stock units (“RSUs”) and performance stock units (“PSUs”).

Recent Sales of Unregistered Securities

There were no unregistered securities to report which have not been previously included in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

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

Overview

As stated in our corporate mission, we are committed to delivering superior products that challenge industry norms, with the goal of delivering an unmatched customer and adult consumer experience. In achieving this, risk reduction is central to our mission, and we aim to improve the lives of our consumers through cutting-edge research and development. Our technology platforms look to reduce youth access to vaping products, which in turn, will facilitate our ability to provide adult consumers with the products they desire.

We are engaged in the research and development, design, commercialization, sales, marketing and distribution of branded and non-branded vaping hardware products in both the nicotine and cannabis spaces. Vaping refers to the practice of inhaling and exhaling the vapor produced by an electronic vaping device. These products are sold into the global nicotine and cannabis markets in the form of e-cigarettes or cartridges filled with oils by our customers, respectively.

We sell our e-cigarette (or nicotine) products globally, in markets where we are legally permitted to do so. To date, our nicotine products are marketed under the “Aspire” brand name and are sold primarily through our expansive distribution network. However, we are currently preparing to expand our international presence via the launch of nicotine products under the Ispire platform. These products will be launched under licensing arrangements with the owner(s) of selected partner brand(s).

We currently sell our cannabis vaping hardware in the United States, Canada, South Africa, and Germany. However, we are continuing to develop our sales network across Europe, South America, and other regions in preparation for legalization in these markets. Our cannabis products are sold under the Ispire brand name, primarily on an ODM basis to other cannabis vapor companies including multi and single-state operators, brand owners and co-packers. ODM generally involves the design and customization of the core products to meet each brand’s unique image and needs. Our hardware products are sold by our customers under their own brand names. We do not “touch the cannabis plant” in the production and sale of our hardware products and thus are not subject to the specific cannabis-related regulatory and taxation provisions of the industry(e.g., IRS Code Section 280E).

Since our initial public offering in April 2023, we have completed three fundraising rounds. The first was executed as part of our initial public offering, from which we raised approximately $18.3 million after underwriting and other offering expenses.

In June 2023, we raised net proceeds of approximately $7.4 million, after placement agent and offering expenses, from the private placement of our Common Stock to three investors.

In March 2024, we raised net proceeds of approximately $10.6 million, after placement agent fees and offering expenses, through a public offering of our Common Stock priced at $6.00 per share. We used the net proceeds from this offering in connection with the establishment and operation of our manufacturing facility in Malaysia, the funding of our joint venture with Touch Point Worldwide Inc. d/b/a/ Berify and Chemular Inc. and for working capital and general corporate purposes, including research and development.

Regulatory Risks

The sale of nicotine and cannabis products is subject to regulations worldwide. Many countries prohibit the sale of any cannabis products, and many countries have regulations relating to nicotine products, with a particular emphasis on underage sales. We work closely with our various global distribution partners to help ensure our nicotine products comply with local regulations (e.g., packaging, ingredient disclosure, health warnings, etc.). Changes in the regulatory environment can be enacted swiftly and may lead to our products becoming non-compliant in one or more international markets. This regulatory scenario may severely disrupt our business in these markets while we resolve the deficiencies (if possible) with the current product offering.

E-cigarette regulation

Regulation regarding e-cigarettes varies across countries, from limited regulation to a total ban. The legal status of e-cigarettes is currently pending in many countries. As e-cigarettes have become more and more popular recently, many countries are considering imposing more stringent law and regulations to regulate this market. Changes in existing law and regulations and the imposition of new laws or regulations in countries and regions that our major customers are in may adversely affect our business.

In many markets e-cigarettes and other nicotine products are subject to an excise tax. The amount of excise tax on our products is a key determining factor in our pricing and the value proposition to our adult consumer target market. The structure (i.e., ad valorem vs. specific) and tax burden can vary significantly from market to market. According to a 2023 study by Dauchy E, Fuss C. Global Taxation of Electronic Nicotine and Non-Nicotine Delivery Systems, the tax burden on nicotine vape products in Norway is 81.2% while the tax burden on the same products in Paraguay is 2.9%. The tax burden and resulting retail sales price is a key factor in determining how competitive our products are compared to illicit vaping products. The greater the price gap between legal and illicit vaping products the greater the incentive for adult consumers to buy illicit products. These illicit vaping products are not subject to the same quality standards as our products and undermine the efforts of legal operators seeking to help adult consumers switch from combustible tobacco products to vaping alternatives.

United States E-Cigarette Market

In the United States, the Federal Food, Drug, and Cosmetic Act requires all Electronic Nicotine Delivery Systems (“ENDS”) product manufacturers that market products in the United States to submit Premarket Tobacco Product Applications (“PMTAs”) to the FDA. For ENDS products that were on the U.S. market on or before August 8, 2016, a PMTA was required to be submitted to the FDA before September 9, 2020. For ENDS products that were not on the U.S. market prior to August 8, 2016, and for which a PMTA was not filed before September 9, 2020, a PMTA premarket authorization issued by FDA is required before the subject product may enter the U.S. market. We have submitted a PMTA filing for one ENDS product, and, under apparent FDA policies, the agency will not enforce the premarket review requirements for that product pending review of its PMTA. However, even with submission of the PMTA application, the FDA may reject our application and may prevent our ENDS products from being sold in U.S., which will adversely affect our business.

As a result of ENDS regulation noted above, we can sell only one tobacco vaping product line, the Nautilus Prime, in the U.S. Our tobacco vaping sales related to this line in the U.S. were approximately $0.6 million and $0.2 million for the twelve months ended June 30, 2023, and 2024, respectively. Because the volume of sales did not justify the marketing and regulatory costs, we have ceased marketing tobacco vaping products in the U.S.

On September 6, 2024, we submitted a PMTA application for a disposable ENDS product with 4 flavors. This is an important milestone for us, as it signals our re-entry into the US ENDS market. It is our intention to amend or resubmit this application in the coming months, once we have finalized the age-gating technology solution with our IKE Tech LLC joint venture. We have further plans to submit additional PMTA applications for pod-based ENDS systems, which will include age-gating technology, in the future as well.

Amendments to the Prevent All Cigarette Trafficking (“PACT”) Act, which became law in 2021, extend the PACT Act to include e-cigarettes and all vaping products, and place significant burdens on sellers of vaping products in the United States which may make it difficult to operate profitably in the United States. Because of tighter government regulations, we have stopped marketing tobacco vaping products in the United States, as the volume of sales from the one tobacco vaping product which we may sell in the United States does not justify the marketing and regulatory costs involved.

In the United States, cannabis vaping products are governed by state laws, which vary from state to state. Most states do not permit the adult recreational use of cannabis, and no states permit the sale of recreational cannabis products to minors.. Further, States may be more willing to permit recreational cannabis use in the future given the DEA’s intention to reschedule cannabis as a Schedule III controlled substance allowing for medicinal use. We cannot predict what action states will take or the nature and amount of taxes they may impose. However, to the extent the PACT Act applies to cannabis products that aerosolize liquids, it may be more difficult to sell our products in states that permit the sale of cannabis.

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

European Market

The European Commission issued the Tobacco Products Directive (the “TPD”), which became effective on May 19, 2014, and became applicable in the European Union member states on May 20, 2016. The TPD regulates e-cigarettes on the packaging, labelling and ingredients of the products on the European Union market, the creation of smoke-free environments, tax measures and activities against illegal trade and anti-smoke campaigns. Member states of the European Union are required to ensure that advertisements for any tobacco-related product are prohibited, and no promotion shall be made as to those devices with an intention to promote e-cigarettes. For the e-cigarettes released after May 20, 2016, TPD requires e-cigarette manufacturers to submit product sales applications to the regulatory market six months in advance and ensure their products can meet the TPD requirements before they can be released. We have complied with TPD requirements for all our tobacco products sold in Europe.

The sale of cannabis vaping products is illegal in the European Union, save for Germany, and the United Kingdom.

Accounts Receivable

Our business relies on the collection of accounts receivable from our customers in a timely manner to maintain liquidity and support our ongoing operations. The balance of the allowance for credit losses was $1.5 million and $5.9 million at June 30, 2023 and June 30, 2024, respectively.

Our failure or inability to collect accounts receivable when due results from a number of factors, including (i) our customer’s failure to pay as a result of adverse economic conditions affecting the customer’s cash flow; (ii) our failure to implement effective collection efforts; and (iii) disputes over contract terms, product quality or delays in delivery. Although we may implement strategies to mitigate these risks, there can be no assurance that such measures will be entirely effective, and we may continue to incur write-offs of accounts receivable, which may impair our ability to operate profitably.

Key Factors that Affect Our Results of Operations

We believe the following key factors may affect our financial condition and results of operations:

●	The effect of legislation and regulations affecting tobacco and cannabis vaping products.

●	If we elect to market tobacco vaping products in the United States, our ability to obtain regulatory approval to market additional tobacco vaping products in the United States and the significant cost of seeking such approval.

●	Our ability to develop and market tobacco and cannabis vaping products to meet the changing tastes of adult consumers.

●	The effects of competition.

●	The development of an international market for cannabis vaping products, which is presently primarily limited to certain states in the United States.

●	The effect of both the outbreak any other pandemic or other disease outbreak results in restrictions imposed by governments which may impact our ability to purchase or assemble products as well as the ability of end users to purchase our products.

Results of Operations

The following table sets forth a summary of our consolidated statements of operations and comprehensive income for the years ended June 30, 2023 (as restated) and 2024 (dollars in thousands except per share amounts).

	Years Ended June 30,
	2023 (Restated)		2024
		% of Revenue		% of Revenue
Revenue	$115,606	100.0%	$151,909	100.0%
Cost of revenue	(94,828)	(82.0)%	(122,126)	(80.4)%
Gross profit	20,777	18.0%	29,783	19.6%
Operating expenses	(25,251)	(21.8)%	(43,677)	(28.8)%
Loss from operations	(4,474)	(3.9)%	(13,894)	(9.1)%
Other (loss) income, net	(285)	(0.2)%	409	0.3%
Loss before income taxes	(4,758)	(4.1)%	(13,486)	(8.9)%
Income taxes	(1,245)	(1.1)%	(1,282)	(0.8)%
Net loss	(6,004)	(5.2)%	(14,768)	(9.7)%
Other comprehensive (loss) income	21	(0.0)%	221	0.1%
Comprehensive loss	(5,983)	(5.2)%	(14,546)	(9.6)%
Net loss per ordinary share (basic and diluted)	$(0.12)		$(0.27)
Weighted ordinary shares outstanding	50,725,814		54,812,900

Revenue

The following table sets out the breakdown of our revenue percentage by region based on information provided to us by our distributors.

	For the year ended June 30,
	2023	2024
Europe	50.8%	43.0%
North America (the U.S. and Canada)	36.0%	41.5%
Asia Pacific (excluding PRC)	12.9%	11.6%
Others	0.3%	3.9%
Total	100.0%	100.0%

Our revenue increased by $36,303,155, or 31.4%, from $115,605,536 for the year ended June 30, 2023, to $151,908,691 for the year ended June 30, 2024. The increase in revenue is the combined effect of (i) increases in product sales in the United States of $21.5 million from $41.6 million for the year ended June 30, 2023, to $63.1 million for the year ended June 30, 2024, (ii) increases in sales of vaping products in Europe of $6.5 million from $58.8 million for the year ended June 30, 2023 to approximately $65.3 million for the year ended June 30, 2024, and (iii) increases in sales of vaping products in others of $5.7 million from $0.3 million for the year ended June 30, 2023 to approximately $6.0 million for the year ended June 30, 2024, mainly contributed by increase in sales to South Africa of $5.2 million.

Cost of Revenue

Cost of revenue mainly consists of cost of purchases of vaping products, that are mostly purchased from Shenzhen Yi Jia though there has been decreased reliance on this factory in 2024 vs 2023. Cost of revenue increased by $27,297,773, or 28.8%, from $94,828,472 for the year ended June 30, 2023 (as restated), to $122,126,245 for the year ended June 30, 2024. The increase in cost of revenue is in line with increase in sales.

Gross Profit

The following tables show the revenue, cost of revenue and gross profit of our products (dollars in thousands).

Year Ended June 30, 2023 (Restated)
Revenue	Cost of revenue	Gross profit	Gross profit %
$115,606	$94,828	$20,778	18.0%

Year Ended June 30, 2024
Revenue	Cost of revenue	Gross profit	Gross profit %
$151,909	$122,126	$29,782	19.6%

Gross profit increased by $9,005,382, or 43.3%, from $20,777,064 for the year ended June 30, 2023 (as restated), to $29,782,446 for the year ended June 30, 2024, while our gross margin increased from 18.0% to 19.6%.

The increase in gross margin was primarily due to changes in product mix with more higher margin products being sold during the year ended June 30, 2024.

Operating Expenses

Operating expenses increased $18,425,364, or 73.0%, from $25,251,221 for the year ended June 30, 2023 (as restated), to $43,676,585 for the year ended June 30, 2024.

Our sales and marketing expenses mainly consist of employee salaries and benefits, marketing expenses, travel expenses, and other miscellaneous expenses.

Sales and marketing expenses increased by $2,192,504, or 49.6%, from $4,416,220 for the year ended June 30, 2023 (as restated), to $6,608,724 for the year ended June 30, 2024. The increase in sales and marketing expenses was primarily due to an increase in (i) our marketing activities, marketing campaign and trade shows of $1.1 million, (ii) stock-based compensation expense related to selling personnels of $0.5 million incurred in 2024 and (iii) headcount and payroll expense for Aspire Science of $0.2 million.

Our general and administrative expenses mainly consist of employee’s salaries and benefits, rental expense, professional fees, share based payment expenses and other administrative expenses. General and administrative expenses increased by $16,232,860, or 77.9%, from $20,835,001 for the year ended June 30, 2023 (as restated), to $37,067,861 for the year ended June 30, 2024. The increase was primarily due to (i) stock-based compensation expense of $5.9 million incurred in 2024, as compensation and incentive for management, employees and service providers, (ii) an increase of $4.8 million for payroll and contract worker expenses as more employees were hired and contract workers were engaged by us for expansion of our cannabis business and building our manufacturing plant, (iii) increase in bad debt expense as an allowance for credit losses of $2.7 million from accounts that are under dispute due to delayed shipment, (iv) an increase in professional fees of $2.3 million incurred for expansion of cannabis business.

Other (expense) income, net

Other income, net includes interest income, interest expense, exchange gain (loss), net and other income (expense).

Interest income increased $170,042, from $195,209 for the year ended June 30, 2023, to $365,251 for the year ended June 30, 2024. The increase in interest income is mainly due to increase in interest rate and more interest income from bank deposits.

Other (expense) income mainly consists of interest expense, loss on equity method investment, credits from company credit card and other miscellaneous expenses. Other (expense) income increased by $268,555, or 173.1%, from net expense of $155,150 for the year ended June 30, 2023 to net income of $113,405 for the year ended June 30, 2024.

Exchange loss, net decreased by $253,932, or 78.3%, from net exchange loss of $324,225 for the year ended June 30, 2023 to net exchange loss of $70,293 for the year ended June 30, 2024.

As a result of these factors, total other (expense) income increased by $692,529, from other expense of $284,166 for the year ended June 30, 2023 to other expenses of $408,363 for the year ended June 30, 2024.

Income Taxes

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

The provisions of ASC 740-10 prescribe a more-likely-than-not threshold for consolidated financial statement recognition and measurement of a tax position taken (or expected to be taken) in a tax return. This interpretation also provides guidance on the recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and related disclosures. For the years ended June 30, 2023 and 2024, we did not incur any interest or penalties related to an uncertain tax position. We do not believe that there were any uncertain tax positions as of June 30, 2023 and 2024.

Income taxes increased by $36,743 or 3.0%, from $1,245,303 for the year ended June 30, 2023 to $1,282,046 for the year ended June 30, 2024. We had a consolidated net loss for both year ended June 30, 2023 and 2024, which was the combined effect of a profit by Aspire Science and a loss by Aspire North America. The profit from Aspire Science resulted in a current tax expense. The increase in valuation allowance reflects our view that the taxable income in the future will not be sufficient to utilize the carryforward loss.

Net Loss

As a result of the foregoing, net loss increased by $8,764,196, from net loss of $6,003,626, or $(0.12) per share (basic and diluted) for the year ended June 30, 2023 (as restated) to a net loss of $14,767,822, or $(0.27) per share (basic and diluted), for the year ended June 30, 2024.

Liquidity and Capital Resources

The following table summarizes our changes in working capital from June 30, 2023 (as restated) to June 30, 2024 (dollars in thousands).

	June 30, 2023 (Restated)	June 30, 2024	Change	% Change
Current Assets	$84,811	$102,572	$17,761	20.9%
Current Liabilities	55,855	85,991	30,136	54.0%
Working Capital	28,956	16,581	(12,375)	(42.7)%

The following table sets forth information as to consolidated cash flow information for the years ended June 30, 2023 and 2024 (dollars in thousands).

	Year Ended June 30,
Consolidated cash flow data:	2023 (Restated)	2024	Increase (Decrease)
Net cash used in operating activities	$(8,456)	$(18,302)	$(9,846)
Net cash (used in) provided by investing activities	(10,154)	2,990	13,144
Net cash (used in) provided by financing activities	(15,570)	10,083	25,653
Net decrease in cash	$(34,180)	$(5,229)	$28,951

Net cash flow used in operating activities for the year ended June 30, 2023 (as restated), of $8.5 million, reflected our net loss of $6.0 million, adjusted primarily as follows: add back of impairment of account receivable of $3.3 million, an increase in accounts payable of $10.6 million, a decrease in inventories of $7.1 million, offset by an increase in accounts receivable of $19.6 million, an increase in prepaid expenses and other current assets of $3.1 million and payment made for operating lease liabilities of $1.4 million.

Net cash flow used in operating activities for the year ended June 30, 2024 of $18.3 million, reflected our net loss of $14.8 million, adjusted primarily as follows: add back of impairment of account receivable of $6.0 million, add back of shared based payment expenses of $6.4 million, add back of depreciation and amortization of $0.5 million, an increase in accounts payable of $17.9 million, an increase in accrued liabilities and other payables of $2.5 million, a decrease in inventory of $0.9 million, a decrease in prepaid expenses and other current assets of $2.4 million, an increase in contract liabilities of $1.2 million offset by an increase in accounts receivable of $41.3 million.

Net cash flow used in investing activities for the year ended June 30, 2023 (as restated), of $10.2 million reflected primarily the purchase of short term investment of $9.1 million and purchase of property, plant and equipment of $1.0 million.

Net cash flow generated from investing activities for the year ended June 30, 2024, of $3.0 million reflected primarily maturity of short term investment of $9.1 million offset by purchase of cost other investment of $2.0 million, purchase of property, plant and equipment of $2.0 million, acquisition of intangible assets of $1.2 million and purchase of equity method investment of $1.0 million.

Net cash flow used in financing activities for the year ended June 30, 2023 (as restated), of $15.6 million reflected primarily proceeds from our initial public offering of $21.7 million, and proceeds from equity offering of $8.0 million, offset by repayment of advances to related parties of $37.9 million, payment of initial public offering costs of $3.5 million and dividend payment of $3.4 million.

Net cash flow generated by financing activities for the year ended June 30, 2024, of $10.1 million reflected primarily proceeds from our equity offering of $12.3 million, offset by payment of equity offering costs of $1.5 million.

To date, we have financed our operations primarily through cash flow from operations and working capital loans from our major stockholders, who are our co-chief executive officer and his wife, when necessary. We plan to support our future operations primarily from cash generated from our operations and cash on hand. As of the date of this Annual Report, we believe that our current cash and cash flows provided by operating activities, and the net proceeds from our equity offerings will be sufficient to meet our working capital needs in the next 12 months. If we experience an adverse operating environment or incur unanticipated capital expenditure requirements, or if we decide to accelerate our growth, then additional financing may be required. We cannot give any assurance that additional financing will not be required or, if required, would be available on favorable terms if at all. Such financing may include the use of additional debt or the sale of additional equity securities. Any financing which involves the sale of equity securities or instruments that are convertible into equity securities could result in dilution to our stockholders which may be substantial.

The cash held at a bank by our Hong Kong operating subsidiary can be freely transferred within our corporate structure without restriction. If our Hong Kong operating subsidiary were to incur additional debt on its own behalf in the future, the instruments governing the debt may restrict the ability of our operating subsidiaries to transfer cash to our U.S. investors.

Contractual Obligations

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Trend Information

Other than as disclosed elsewhere in this Form 10-K, we are not aware of any trends, uncertainties, demands, commitments, or events that are reasonably likely to have a material effect on our net revenues, income from operations, profitability, liquidity or capital resources, or that would cause reported financial information not necessarily to be indicative of future operating results or financial condition.

Seasonality

Seasonality does not materially affect our business or the results of our operations.

Off-Balance Sheet Arrangements

We do not have off-balance sheet arrangements.

Critical Accounting Estimates

Revenue recognition

We sell our vaping products to customers and recognize revenue in accordance with the guidance of ASC 606, Revenue from Contracts with Customers. In certain sales contracts, a right of return is offered. With a right of return, a customer is given the right to return the products if they are not satisfied with the product, and a credit would be given. The return rate historically is low, and we recognize a sales return reserve based on historical return rate and apply the rate on sales for the latest three months, as it is unlikely to have sales return after the three-month period. Should there be a change in our estimate of the return rate, or a change in the periods in which we expect return, the return reserves would be affected, and our revenue would be affected as well.

Allowance for credit losses

We adopted Accounting Standards Update 2016-13 “Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments” in July 2023. We estimate the allowance for current expected credit losses based on an expected loss model. Certain quantitative and qualitative factors used to estimate credit losses are subject to uncertainty. With this model, some of the factors that are considered are based on our judgment and estimates, including age of balance, past events, any historical default, current information available about the customers, current economic conditions, and certain forward-looking information, including reasonable and supportable forecasts. The assumptions and estimates have not changed significantly since the adoption of the standard. Although management believes it uses the best information necessary to establish the allowance for credit losses, future adjustments to the allowance for credit losses may be necessary and our results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations.

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

ITEM 8. Financial Statements and Supplementary Data

The financial statements begin on page F-1 and are incorporated in their entirety into this Item 8.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On December 11, 2023, the Board of Directors (the “Board”) of Ispire Technology Inc. (the “Company”) received a formal notice that the Company’s independent auditor, MSPC Certified Public Accountants and Advisors, P.C. (“MSPC”), had made the decision to resign as independent registered public accounting firm of the Company, effective December 11, 2023. Neither the Company’s Board nor the Audit Committee of the Board took part in MSPC’s decision to resign. MSPC’s decision is due to its internal determination to transition away from providing audit services to public companies.

During the period of time from June 15, 2022, when MSPC was appointed, and the subsequent interim periods through the December 11, 2023 (the date of the change in accountants was disclosed on Form 8-K): (i) there were no disagreements (as described in Item 304(a)(1)(iv) of Regulation S-K under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) between the Company and MSPC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to MSPC’s satisfaction, would have caused MSPC to make reference to the subject matter of the disagreement in connection with its reports; and (ii) there were no reportable events (as described in Item 304(a)(1)(v) of Regulation S-K under the Exchange Act).

MSPC audited the consolidated financial statements of the Company as of and for the years ended June 30, 2022 and 2023. The report of MSPC on such financial statements did not contain an adverse opinion or a disclaimer of opinion, nor was such report qualified or modified.

On January 25, 2024, the Audit Committee (the “Audit Committee”) of the Board of the Company engaged Marcum LLP (“Marcum”) as the Company’s independent registered public accounting firm for the fiscal year ended June 30, 2024, effective immediately. In connection with the engagement, Marcum will prepare the report on the Company’s consolidated financial statement for the year ended June 30, 2024. During the fiscal years ended June 30, 2022 and 2023 and the subsequent interim period through January 25, 2024, neither the Company nor anyone on its behalf has consulted with Marcum regarding (i) the application of accounting principles to any specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report nor oral advice was provided to the Company that Marcum concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue, or (ii) any matter that was either the subject of a “disagreement,” as defined in Item 304(a)(1)(iv) of Regulation S-K, or a “reportable event,” as defined in Item 304(a)(1)(v) of Regulation S-K.

ITEM 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on the foregoing, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective due to the material weaknesses in internal controls over financial reporting noted below.

Management’s Responsibility for Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a -15(f) under the Exchange Act. Our internal control was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

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

Inherent Limitations of Internal Control over Financial Reporting

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all errors or misstatements in our financial statements.  A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Because of the inherent limitations in all control systems, no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

Management’s Report of Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2024 under the supervision and participation of our management, including our Chief Executive Officer and Chief Financial Officer. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on that assessment, management concluded that, the Company’s internal control over financial reporting was not effective as of June 30, 2024, due to the material weaknesses described below.

Material Weaknesses

We identified the following material weaknesses in our internal control over financial reporting as of June 30, 2024. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the issuing company’s annual or interim financial statements will not be prevented or detected on a timely basis.

1).	The lack of controls to record assets acquired from a controlling stockholder in accordance with GAAP;

2).	The lack of controls needed to enable us to evaluate significant estimates, including (i) the sufficiency of inventory reserve for slow-moving inventories and (ii) the credit loss history and use it to evaluate the sufficiency of credit loss reserve for accounts receivable under the Topic 326;

3).	The lack of comprehensive accounting policies and procedures manual in accordance with U.S. GAAP and SEC reporting, including IT general controls, and a financial risk assessment to evaluate controls;

4).	The lack of a sufficient complement of personnel with appropriate technical expertise to evaluate complex accounting matters, resulting in the need to restate our unaudited financial statements as of and for the six months ended December 31, 2022 and the nine months ended March 31, 2023; the audited financial statements for the annual period ended June 30, 2023; and the unaudited financial statements for the three months ended September 30, 2023, the six months ended December 31, 2023, and the nine months ended March 31, 2024.

Therefore, management determined that we did not maintain effective internal control over financial reporting as of June 30, 2024.

Remediation Plan for the Material Weaknesses:

We are committed to continually improving our internal controls over financial reporting. Subsequent to June 30, 2023, we appointed a new chief financial officer and a vice president of finance, as part of our program to develop and implement effective internal controls over financial reporting. Additionally, management is currently working on the plan to address the material weaknesses noted above including, but not limited to the following:

1).	Engaging an expert third party advisory firm to implement and then assess a formal internal controls framework in accordance with the COSO 2013 Internal Controls Framework and as required by Section 404(a) of the Sarbanes-Oxley Framework.

2).	Perform scoping and risk assessment of material financial statement line items and identify key processes and systems including documentation of key processes and internal controls.

3).	Implement formal remedial action plans to address the root cause for these material weaknesses noted above.

4).	Assess the design and operational effectiveness of the internal controls over financial reporting, including the remedial actions implemented.

The material weaknesses will not be considered remediated, however, until the applicable controls operate for a sufficient period and management has concluded, through testing, that these controls are operating effectively. As we continue to evaluate and work to improve our internal control over financial reporting, we may decide that additional measures are necessary to address these identified control deficiencies.

Changes in Internal Control over Financial Reporting

During the year ended June 30, 2024, we developed and commenced the implementation of improvements to internal controls over financial reporting, and we are continuing to develop and implement internal controls over financial reporting particularly in view of the material weakness described above.

Item 9B. Other Information

Not Applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not Applicable.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Listed below are the names of our directors and executive officers, their ages as of the date of this Annual Report, their positions held and the year they commenced service with us.

Name	Age	Position/Title
Tuanfang Liu[3]	51	Co-Chief Executive Officer and Chairman
Michael Wang	61	Co-Chief Executive Officer and President of Aspire North America
James Patrick McCormick	57	Chief Financial Officer
Tirdad Rouhani	41	President
Steven Przybyla	38	Chief Legal Officer and Secretary
Jiangyan Zhu	48	Director
Christopher Robert Burch[1,2,3]	56	Independent Director
Brent Cox[1,2]	41	Independent Director
John Fargis[1,2,3]	57	Independent Director

[1]	Member of the Audit Committee
[2]	Member of the Compensation Committee
[3]	Member Nominating and Corporate Governance Committee.

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

James (Jim) Patrick McCormick has been our chief financial officer since May 17, 2024. Mr. McCormick began his career in public accounting with KPMG in 1989. His first consumer goods experience came with Mid-America Pepsi-Cola before joining British American Tobacco’s (BAT) associate company Brown & Williamson Tobacco Corporation in 1992. At BAT, Mr. McCormick held multiple international general management and Chief Financial Officer roles spending 13 years living abroad in seven different markets in Europe, South America, South East Asia, Sub-Sahara and Northern Africa before returning to the United States in 2009. Following his return, Mr. McCormick held Chief Financial Officer roles in Federal Flange Inc., a subsea components manufacturer in the oil and gas sector from February 2009 to October 2010, and in Sodexo’s Corporate Service division from October 2011 to February 2013. Mr. McCormick served as Chief Financial Officer from April 2014 to July 2015 at Electronic Cigarettes International Group Ltd. (OTCBB: ECIG), a publicly traded vaping products company with operations in the United States and the United Kingdom. Mr. McCormick served as Chief Operating Officer and Chief Financial Officer of KushCo Holdings Inc. from August 2017 to January 2019 and as President of Ignite International Inc. from January 2019 to December 2019. Since January 2020, Mr. McCormick has served as a management consultant to various firms in the cannabis and nicotine industries. Mr. McCormick graduated from Eastern Illinois University with a Bachelor of Science in Finance and Accounting in 1988 and from Southern Illinois University Edwardsville with Master of Business Administration in 1992.

Tirdad Rouhani served as our chief operating officer from July 2022 until his appointment as our president. In the prior four years, Mr. Rouhani has been deeply entrenched in the cannabis industry. He held the role of Chief Operating Officer at Touchstone (one of the largest cannabis extraction lab and co-packing businesses in California) in 2019 prior to taking on the role of Chief Executive Officer for Napalm Brands, a Los Angeles-based cannabis products brand, in March 2020. Prior to entering the cannabis industry through his position at Napalm Brands, Mr. Rouhani co-founded Block Nexus, an incubator of SaaS data aggregator technologies in 2016 and served as a principal until 2019. Between 2008 and 2015, Mr. Rouhani served as a business process consultant at Live Nation (NYSE: LYV), a multinational entertainment company that promotes, operates and manages ticket sales for live entertainment. Prior to joining Live Nation, Mr. Rouhani additionally held positions at Deloitte and Real Estate Income Partners. He received his B.A. and Masters in Accounting from the University of Arizona where he studied business.

Steven P. Przybyla has served as our chief legal officer and secretary since September 1, 2023. Mr. Przybyla has 10 years of regulated cannabis industry experience and a half-decade of experience in nicotine/tobacco product regulation. From July 2020 to April 2023, Mr. Przybyla was General Counsel and Corporate Secretary, and then President of Hemp/Cannabis, at 22nd Century Group. Inc., a plant biotechnology company. While at 22nd Century, Mr. Przybyla helped to secure the only Modified Risk Tobacco Product approval for a combustible cigarette authorized by the U.S. Food and Drug Administration to date. Prior to that, he was President of the Medical Division at Jushi, Inc., a multi-state cannabis operator, from 2018 to 2020, General Counsel at Dent Neurologic Group LLP from 2016 to 2018 and General Counsel at Seneca Development Corporation from 2015 to 2016. Early in his career, he worked as an associate at Phillips Lytle LLP. Mr. Przybyla received his undergraduate degree in Economics from Washington & Lee University and his Juris Doctor from Columbia Law School.

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

Christopher Robert Burch has been serving as a director since July 2023. He has worked in the finance and venture capital industries for more than 15 years. Currently, Mr. Burch is consulting for Bioglobal Inc., a biopesticides company. From September 2020 to May 2022, Mr. Burch served as Chief Financial Officer at Braun Bio-Technology (Shan Dong) Co. Ltd. in China where he was responsible for fundraising and corporate strategies. Prior to that, from January 2020 to September 2020, Mr. Burch served as Chief Financial Officer at Waton Corporation Limited where he was responsible for fundraising, financial planning, cash flow management, investor relations, banking relations, securities licensing, and strategy direction. From July 2019 to November 2019, Mr. Burch worked at Zhejiang Panshi Information Technology Co. Ltd. as a Vice President responsible for corporate strategic investment. From March 2017 to July 2019, Mr. Burch served as a Managing Director at Feiyang Group Co. Ltd. in Hong Kong and China where he was responsible for fundraising and providing advisory services to the sector. Prior to joining us, from October 2008 to October 2014 Mr. Burch served on the board of directors of KeenHigh Technologies Limited, listed on Taiwan’s Emerging Stock Market (TW:3651). In 2006, Mr. Burch received a Master of Business Administration with a focus on technology management from Tsinghua University. In 1993, Mr. Burch received a bachelor’s degree in business administration with concentration in decision sciences from Georgia State University. In 1991, Mr. Burch received a bachelor’s degree in business administration with concentration in finance from University of Georgia. We believe that Mr. Burch is well qualified to serve as a member of our board of directors because of his experience in finance, operations of public companies and corporate fundraising and strategy.

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

Resignation of Chief Operating Officer

On September 24, 2024, David Hessler and the Company agreed to transition his role from our Chief Operating Officer to a consulting role. Mr. Hessler’s wholly owned consulting entity, Synergie Conseils SARL (“Synergie”), and our subsidiary Aspire North America have entered a Consulting Agreement, dated as of September 24, 2024, under which Mr. Hessler, through Synergie, will provide consulting services to the Company for international nicotine related projects (the “Consulting Agreement”). The Consulting Agreement provides for a 10-month term and may be terminated by either party on 3-months’ notice. Synergie will receive a monthly consulting fee of $12,500 and Mr. Hessler will receive the immediate vesting of 25,000 of his non-qualified stock options. Under the Consulting Agreement, Synergie will be paid or reimbursed for Mr. Hessler’s travel time, travel expenses, or any other costs or expenses expressly pre-approved by Aspire North America in writing and supported by documentary evidence.

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

Board Committees

Our board of directors has established three standing committees-audit, compensation, and nominating and corporate governance-each of which operates under a charter that has been approved by our board of directors. Copies of each committee’s charter are posted on the Investors section of our website, which is located at https://ispiretechnology.com/pages/investors#corporate-governance. Information contained on our website is not part of this Annual Report. Each committee has the composition and responsibilities described below. Our board of directors may from time to time establish other committees.

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

Compensation Committee

Our Compensation Committee consists of Christopher Robert Burch, Brent Cox and John Fargis, with Brent Cox as chair. We have determined that each of these directors satisfies the “independence” requirements of the Nasdaq Listing Rules. The Compensation Committee assists the board in reviewing and approving the compensation structure, including all forms of compensation relating to our directors and executive officers. Tuanfang Liu, our co-chief executive officer may not be present at any committee meeting during which his compensation is deliberated upon. The Compensation Committee is responsible for, among other things:

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

Meetings of the Board and Committees

Our independent directors were appointed, and the committees were formed, at the time of our initial public offering in April 2023. During the period from June 30, 2023 until June 30, 2024, our board of directors met telephonically five times and also acted by unanimous written consent. During this period, the audit committee met four times, the nominating and corporate governance committee did not meet and the compensation committee met once meet.

Code of Conduct

Our board of directors has adopted a written code of conduct that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A current copy of the code and all disclosures that are required by law or Nasdaq Marketplace Rules concerning any amendments to, or waivers from, any provision of the code are available on our website at https://ispiretechnology.com/pages/investors#corporate-governance. Information contained on our website is not part of this Annual Report.

Insider Trading Policy

Our board of directors adopted and amended and restated Insider Trading Policy on August 27, 2024. A copy of our Insider Trading Policy is filed herewith as Exhibit 19.1 and is incorporated herein by reference.

Board Leadership Structure

Our board of directors has the ability to select the chairman of the board of directors and a chief executive officer in a manner that it considers to be in the best interests of our company at the time of selection. Currently, Tuanfang Liu and Michael Wang serve as our Co-Chief Executive Officers and Mr. Liu serves as chairman of the board of directors. We currently believe that this leadership structure is in our best interests. Additionally, three of our five members of our board of directors have been deemed to be “independent” by the board of directors, which we believe provides sufficient independent oversight of our management.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our Common Stock and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons. Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that during the fiscal year ended June 30, 2024, all reports applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner in accordance with Section 16(a) of the Exchange Act, except as set forth below:

James Patrick McCormick (our Chief Financial Officer) filed a late Form 4. David Hessler (our Chief Operating Officer) filed a late Form 3. Steven Przybyla (our Chief Legal Officer) filed a late Form 3.

Amended and Restated Bylaws

On September 24, 2024, our Board by unanimous written consent voted to amend our bylaws and to restate our bylaws in their entirety with immediate effect. The amendment to our bylaws amends Section 2.03(a) to vest the power to call a special meeting of stockholders solely with our Board, in line with Section 7.01 of our certificate of incorporation. The full text of our amended and restated bylaws is filed as Exhibit 3.2 to this Annual Report and incorporated herein by reference.

ITEM 11. Executive Compensation

Summary Compensation Table

The following table shows information regarding the compensation of the named executive officers during the fiscal years ended June 30, 2024 and 2023.

Summary Compensation Table[5]
Name and Principal	Fiscal Year Ending,	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Totals
Position	June 30	($)	($)	($)(4)	($)(4)	($)	($)	($)	($)
Tuanfang Liu, Co-CEO(1)(2)	2024	245,568	—	—	—	—	—	—	245,568
	2023	206,720	—	—	—	—	—	—	206,720

Michael Wang, co-CEO(2)	2024	350,000	—	2,760,001	5,537,903	—	—	—	8,647,904
	2023	393,447	—	—	—	—	—	—	393,447

Tirdad Rouhani, President(3)	2024	297,500	300,000	1,134,509	1,661,371	—	—	—	3,393,380
	2023	233,493	25,000	—	—	—	—	—	258,493

Steven Przybyla, Chief Legal Officer and Secretary	2024	216,039	40,000	—	553,790	—	—	—	809,829

Daniel Machock (CFO)	2024	234,936	20,000	—	—	—	—	—	254,936

James McCormick (CFO	2024	32,500	—	—	819,029	—	—	—	851,529

(1)	Mr. Liu’s compensation is paid in Hong Kong dollars, which are converted into U.S. dollars at the average exchange rates during the period, which was 7.8367 Hong Kong dollars to $1.00 for the year ended June 30, 2023 and 7.8186 Hong Kong dollars to $1.00 for the year ended June 30, 2024.

(2)	Mr. Liu and Mr. Wang are currently co-chief executive officers.

(3)	Mr. Rouhani was appointed as President on May 20, 2024.

(4)	Amounts reflect the full grant-date fair value of RSUs and stock options granted during our most recently completed fiscal year computed in accordance with ASC Topic 718, rather than the amounts paid to or realized by the named individual.

(5)	Grants represent a one-time grant recognition of the executive’s efforts from 2020 through our initial public offering and is not necessarily reflective of our compensation program going forward.

Employment Agreements

Tuanfang Liu

On January 31, 2023, we entered into an employment agreement with Mr. Liu, our co-chief executive officer. The employment agreement with Mr. Liu has a term of five years and continues on year-to-year basis unless terminated by either us or Mr. Liu on notice given not later than 60 days prior to the expiration of the initial five-year term or any one-year extension. Mr. Liu receives compensation from us at the annual rate of 1,920,000 Hong Kong dollars. Any increase in his annual compensation and any bonus compensation are subject to the discretion of the Compensation Committee and Mr. Liu is also eligible for such options or other equity-based compensation, if any, as may be determined by the Compensation Committee. Mr. Liu will perform his services at such location as he may determine, and we anticipate that he will perform his services in the PRC. The agreement acknowledges that Mr. Liu is also chairman, chief executive officer and a director of Aspire Global and the chief executive officer and 95% owner of Shenzhen Yi Jia. The agreement has customary non-competition and non-solicitation provisions. Mr. Liu has agreed that we have title to all rights to any intellectual property rights which may be developed by Mr. Liu that relate to cannabis or cannabis related vaping or other products during the term of the employment agreement and he will execute such documents as may be necessary to effect our ownership of such intellectual property, including, but not limited to assignment of patents and trademarks. With respect to any intellectual property relating to tobacco vaping and other nicotine products, we shall have an exclusive license in the territory, which is worldwide except for the PRC and Russia, with respect to such intellectual property. We acknowledge the Mr. Liu is also employed as chief executive officer of Aspire Global and Shenzhen Yi Jia. Both Aspire Global and Shenzhen Yi Jia agreed to the provisions of Mr. Liu’s employment agreement relating to intellectual property developed by Mr. Liu. Although Mr. Liu does not receive any compensation from Aspire Global or Shenzhen Yi Jia, for his services as its chief executive officer of Aspire Global, as the 95% owner of Shenzhen Yi Jia, he receives dividends from Shenzhen Yi Jia.

Michael Wang

On January 31, 2023, we entered into an employment agreement with Mr. Wang, our co-chief executive officer who formerly was our chief financial officer. The employment agreement with Mr. Wang has a term of three years and continues on a quarter-to-quarter basis unless terminated by either us or Mr. Wang on notice given not later than 30 days prior to the expiration of the initial three-year term or any quarterly extension. Mr. Wang receives annual compensation at the rate of $393,447. Any increase in his annual compensation and any bonus compensation are subject to the discretion of the Compensation Committee and Mr. Wang is also eligible for such options or other equity-based compensation, if any, as may be determined by the Compensation Committee. The agreement has customary assignment of invention provisions. In connection with our organization, we issued to Peak Group LLC, a limited liability company owned by Mr. Wang a 2% interest in Aspire Global for services rendered which, when our Common Stock was issued to the holders of the Aspire Global capital stock, resulted in the issuance to Mr. Wang of 1,000,000 shares of Common Stock, which were valued at $473,235. The issuance of these shares is treated as compensation for services rendered by Mr. Wang to Aspire Global, the then parent of Aspire North America and Aspire Science, as its chief financial officer.

Tirdad Rouhani

On June 25, 2024, we entered into an executive employment agreement with Mr. Rouhani, our President. The employment agreement with Mr. Rouhani has a three-year term and continues on a year-to-year basis unless terminated by either us or Mr. Rouhani on written notice given not later than 180 days prior to the expiration of the initial term or any one-year extension. Mr. Rouhani will receive an annual base salary of $410,000, which may be increased from time to time, but not decreased, during the term of the Rouhani Agreement. Mr. Rouhani is eligible for an annual discretionary bonus with a bonus target of 50% of his annual base salary, subject to the discretion of the Compensation Committee. Mr. Rouhani is eligible for any fringe benefits offered by us on the same terms and conditions as other executives, including group health benefits and a 401k retirement plan. In the event Mr. Rouhani is terminated without Cause or resigns for Good Reason, Mr. Rouhani is entitled to severance in the amount of twelve months’ then-applicable base salary and immediate accelerated vesting of 50% of any unvested Equity Grants (as that term is defined in our 2020 Equity Incentive Plan (the “Plan”)) that Mr. Rouhani has received under the Plan, regardless of the terms of the Plan or any award agreement. The Rouhani Agreement contains customary assignment of invention and confidentiality provisions.

James Patrick McCormick

On May 9, 2024, we entered into an offer letter with Mr. McCormick. We have agreed to compensate Mr. McCormick, our chief financial officer, an initial annual base salary of $300,000 and an annual discretionary performance bonus target of 50% of base salary. In addition, the Board granted him an option to purchase 200,000 shares of our Common Stock on May 17, 2024. The options will vest over a period of four years.

Steven Przybyla

On June 25, 2024, we entered into an executive employment agreement with Mr. Przybyla, our Chief Legal Officer and Secretary (the “Przybyla Agreement”). Mr. Przybyla’s employment with us is at will and may be terminated by either Mr. Przybyla or us at any time, for any reason, or no reason. Mr. Przybyla will receive an annual base salary of $400,000, which may be increased from time to time, but not decreased, during the term of his employment. Mr. Przybyla is eligible for an annual discretionary bonus with a bonus target of 50% of his annual base salary, subject to the discretion of the compensation committee of our board. Mr. Pzybyla is eligible for any fringe benefits offered by us on the same terms and conditions as other executives, including group health benefits and a 401k retirement plan. We have agreed to bear the costs associated with Mr. Pzybyla’s maintenance of his professional licenses. In the event Mr. Przybyla is terminated without cause or resigns for good reason, Mr. Przybyla is entitled to severance in the amount of twelve months’ then-applicable base salary and immediate accelerated vesting of 50% of any unvested equity grants (as that term is defined in the Plan) that Mr. Przybyla has received under the Plan, regardless of the terms of the Plan or any award agreement. The Przybyla Agreement contains customary assignment of invention and confidentiality provisions.

Employee Benefit Plans

2022 Equity Incentive Plan

In October 2022, our directors and stockholders approved the 2022 Equity Incentive Plan. On August 9, 2024, Mr. Liu, as majority shareholder, and the Board, approved an amended and restated 2022 Equity Incentive Plan – which was sent to all shareholders of record as of August 9, 2024 and was filed on Schedule14C with the SEC on August 29, 2024 (the “Plan”). Under the Plan, up to 15,000,000 shares of Common Stock may be issued pursuant to a variety of equity award types. The Plan is administered by the Compensation Committee of the Board. Awards under the Plan may be granted to officers, directors, employees and those consultants who qualify as a consultant or advisor under the instructions to Form S-8. The Compensation Committee has broad discretion in making awards; provided that any options shall be exercisable at the fair market value on the date of grant.

Outstanding Equity Awards

On June 30, 2023, there were no outstanding equity awards under the Plan.

The following table summarizes information about all outstanding unvested equity awards held by our named executives as of June 30, 2024

Outstanding Awards at June 30, 2024

		RSUs		Non-qualified stock options
Name	Grant Date	Number of Unvested Shares or Units (#)	Market Value of Shares that Have Not Vested ($)	Number of Unvested Shares or Units (#)	Market Value of Unvested Shares or Units ($)
Tuanfang Liu	-	-	-	-	-
Michael Wang	9/4/2023	282,787	$2,760,001	1,000,000	$5,537,904
Tirdad Rouhani	9/4/2023	84,837	$828,009	300,000	$1,661,371
Steven Pryzbyla	9/4/2023	-	$-	100,000	$553,790
James McCormick	5/17/2024	-	$-	200,000	$819,029

		Option Awards					Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable (2)	Number of Securities Underlying Unexercised Options (#) Unexercsiable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)	Market Value of Shares or Units of Stock that Have Not Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested ($)(1)
Tuanfang Liu
Michael Wang	9/4/2023(3)		1,000,000		9.76	09/04/2033	282,787	2,262,296		-
Tirdad Rouhani	9/4/2023(4)		300,000		9.76	09/04/2033	84,837	678,696		-
Steven Pryzbyla	9/4/2023(5)		100,000		9.76	09/04/2033	-
James McCormick	5/17/2024(6)		200,000		7.19	05/17/2034	-

1.	Amounts are calculated based on multiplying the number of shares shown in the table by the per share closing price of our Common Stock on the Nasdaq Capital Market on June 28, 2024, the last trading day of our last completed fiscal year, which was $8.00.

2.	The options shown in this column were fully vested as of the end of the most recently completed fiscal year.

3.	The options will vest over a four-year period with twenty-five percent (25%) of the Shares subject to the stock option vesting on the one (1) year anniversary of September 4th, 2023, and then an additional an additional 1/36th of the remaining unvested Shares subject to the stock option shall vest thereafter on the first day of each calendar month, subject to the executive’s continued service.

4.	The options will vest over a four-year period with twenty-five percent (25%) of the Shares subject to the stock option vesting on the one (1) year anniversary of September 4th, 2023, and then an additional an additional 1/36th of the remaining unvested Shares subject to the stock option shall vest thereafter on the first day of each calendar month, subject to the executive’s continued service.

5.	The options will vest over a four-year period with twenty-five percent (25%) of the Shares subject to the stock option vesting on the one (1) year anniversary of September 4th, 2023, and then an additional an additional 1/36th of the remaining unvested Shares subject to the stock option shall vest thereafter on the first day of each calendar month, subject to the executive’s continued service.

6.	The options will vest over a four-year period with twenty-five percent (25%) of the Shares subject to the stock option vesting on the one (1) year anniversary of May 17, 2024 and then an additional an additional 1/36th of the remaining unvested Shares subject to the stock option shall vest thereafter on the first day of each calendar month, subject to the executive’s continued service.

7.	Grants represent a one-time grant recognition of the executive’s efforts from 2020 through our initial public offering and is not necessarily reflective of our compensation program going forward.

Compensation Recovery Policy

On November 27, 2023, our Board of Directors adopted a policy (commonly known as a “clawback” policy) which provides for the recovery of erroneously awarded incentive compensation to certain of our officers in the event that we are required to prepare an accounting restatement due to material noncompliance by us with any financial reporting requirements under the federal securities laws. This policy is designed to comply with Section 10D of the Securities Exchange Act of 1934, as amended, related rules and the listing standards of Nasdaq Stock Market or any other securities exchange on which our shares are listed in the future. The policy is administered by our Board of Directors or, if so designated by the Board of Directors, the Compensation Committee. Any determinations made by the Board shall be final and binding on all affected individuals.

Erroneously Awarded Compensation Analysis

As discussed below in the notes to our consolidated financial statements under the headings “Note 2. Restatement of Previously Issued Financial Statements” and “Note 20. Quarterly Financial Data (Unaudited and Restated)”, we are restating our audited financial statements for the year ended June 30, 2023, as well as our unaudited financial statements as of and for the periods ended September 30, 2023, December 31, 2023, and March 31, 2024. Under our Equity Compensation Clawback Policy (the “Clawback Policy”), filed herewith as Exhibit 97.1 and incorporated herein by reference, in the event of an accounting restatement to correct an error in previously issued financial statements that is material to the previously issued financial statements, the amount of Incentive-Based Compensation (as defined in the Clawback Policy) subject to recovery from an executive officer is equal to the amount of Incentive-Based Compensation received by an executive officer that exceeds the amount of Incentive-Based Compensation that otherwise would have been received by the executive officer had it been determined based on the restated amounts. The revisions to our previously issued financial statements did not impact any financial metric utilized to determine Incentive-Based Compensation during the relevant periods. Further, no Incentive-Based Compensation was awarded to any of our executive officers during the relevant periods, nor did any equity Incentive-Based Compensation vest as a result of our stock price during the relevant periods. As a result, we determined that there was no Erroneously Awarded Compensation (as defined in the Clawback Policy) to be recovered under our Clawback Policy as a result of the restatements.

The individuals covered by this policy (the “Covered Executives”) are any current or former employee who is or was identified as our president, principal financial officer, principal accounting officer (or if there is no such accounting officer, the controller), any vice-president in charge of a principal business unit, division, or function (such as sales, administration, or finance), any other officer who performs a policy-making function, or any other person (including any executive officer of our subsidiaries or affiliates) who performs similar policy-making functions for us.

The policy covers our recoupment of “Incentive-Based Compensation” (as defined in the policy) received by a person after beginning service as a Covered Executive and who served as a Covered Executive at any time during the performance period for that Incentive Compensation. In the event we are required to prepare an accounting restatement, the policy requires us to recover, reasonably promptly, any excess incentive compensation (as determined by our Board of Directors or Compensation Committee) received by any Covered Executive during the three completed fiscal years immediately preceding the date on which we are required to prepare such accounting restatement.

Limitation of Liability and Indemnification Matters

Our certificate of incorporation limits the liability of our directors for monetary damages for breach of their fiduciary duties, except for liability that cannot be eliminated under the Delaware General Corporation Law (the “DGCL”).

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

Director Compensation

The following table shows the compensation paid to our directors who are not Named Executive Officers during the year ended June 30, 2024.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (3)	Option Awards ($)	Nonequity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Jiangyan Zhu(1)	$92,088						$92,088
Christopher Robert Burch	48,000	36,000					84,000
Brent Cox	60,000	60,000					120,000
John Fargis	36,000	48,000					84,000
Joel Paritz(2)	-	15,000					15,000

(1)	Ms. Zhu’s compensation is paid in Hong Kong dollars, which are converted into U.S. dollars at the average exchange rates during the period, which was 7.8186 Hong Kong dollars to $1.00 for the year ended June 30, 2024.

(2)	Mr. Paritz resigned as a director on July 1, 2023.

(3)	As of June 30, 2024:

●	Mr. Burch has received 3,631 shares of stock awards

●	Mr. Cox has received 6,141 shares of stock awards

●	Mr. Fargis has received 4,912 shares of stock awards

●	Mr. Paritz has received 1,601 shares of stock awards

●	Ms. Zhu has received 0 shares of stock awards

●	Mr. Liu has received 0 shares of stock awards

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

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

As of September 24, 2024, we had 56,641,041 shares of Common Stock issued and outstanding. Holders of Common Stock are entitled to one vote per share. The following table sets forth information with respect to the beneficial ownership of our Common Stock as of September 24, 2024:

●	each person, or group of affiliated persons, who is the beneficial owner of more than 5% of the outstanding Common Stock of the Company;

●	each executive officer and director of the Company; and

●	all of the Company’s executive officers and directors as a group.

Beneficial ownership is determined according to the rules of the SEC and generally means that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power of that security, including securities that are exercisable or convertible, as the case may be, within 60 days of September 24, 2024. Shares of Common Stock issuable pursuant to such securities are deemed outstanding for computing the percentage of the person holding such securities and the percentage of any group of which the person is a member but are not deemed outstanding for computing the percentage of any other person. Except as indicated by the footnotes below, the combined Company believes, based on the information furnished to it, that the persons named in the table below have sole voting and investment power with respect to all shares of Common Stock shown that they beneficially own, subject to community property laws where applicable. The information does not necessarily indicate beneficial ownership for any other purpose, including for purposes of Section 13(d) and 13(g) of the Securities Act.

The percentage of shares beneficially owned is based on 56,641,041 shares of Company Common Stock outstanding as of September 24 2024.

Unless otherwise noted below, the address of the persons listed on the table is c/o Ispire Technology Inc., 19700 Magellan Dr., Los Angeles, CA 90502.

Beneficial ownership representing less than 1% is denoted with an asterisk (*).

	Beneficial Ownership
Name of Beneficial Owner(1)	Shares	%
Greater than 5% Stockholders:(2)(3)(4)
Tuanfang Liu and Jiangyan Zhu(2)(3)(4)	35,750,000	63.1%
Pride Worldwide Investment Limited(2)(3)	33,250,000	58.7%

Current Executive Officers and Directors:
Michael Wang	1,425,644	2.5%
Tirdad Rouhani	134,837	*
Steven Przybyla	0	*
James Patrick McCormick	0	*
Christopher Robert Burch	5,425	*
Brent Cox	10,814	*
John Fargis	10,366	*
All current executive officers and directors as a group (ten individuals)	37,337,086	65.9%

(1)	The percentage of ownership is based on 56,641,041 shares of Common Stock outstanding on September 24, 2024.

(2)	The business address of Pride Worldwide Investment Limited is 14 Jian’an Road, Tangwei Fuyong Town, Bao’an District, Shenzhen, Guangdong Province, China.

(3)	The shares beneficially owned by Tuanfang Liu, our co-chief executive officer, are held by Pride Worldwide Investment Limited. Mr. Liu is the sole stockholder and holds the voting and dispositive power over the Common Stock held by such entity. Mr. Liu disclaims beneficial interest in shares beneficially owned by his wife, Jiangyan Zhu.

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

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

The following are transactions from July 1, 2022 through June 30, 2024 between us, and enterprises that directly or indirectly through one or more intermediaries, control or are controlled by, or are under common control with, (a) us, (b) our directors; (c) individuals owning, directly or indirectly, an interest in the voting power of the Company that gives them significant influence over us, and close members of any such individual’s family; (d) key management personnel, that is, those persons having authority and responsibility for planning, directing and controlling our activities, including senior management of companies and close members of such individuals’ families; and (e) enterprises in which a substantial interest in the voting power is owned, directly or indirectly, by any person described in (c) or (d) or over which such a person is able to exercise significant influence.

The following are forth the major related parties and their relationships with us:

Name of related parties and Relationship with the Company
- Tuanfang Liu is the Chairman of the Company.
- Jiangyan Zhu is the wife of Tuanfang Liu and a director of the Company.
- Eigate (Hong Kong) Technology Co., Limited (“Eigate”) is wholly-owned and controlled by the Company’s Chairman.
- Aspire Global Inc. (Aspire Global) is a company controlled by the Company’s Chairman.
- Aspire International Hong Kong Limited is a wholly-owned subsidiary of Aspire Global.
- Shenzhen Yi Jia, a Chinese company that is 95% owned by the Company’s chairman and 5% by the chairman’s cousin.

Tuanfang Liu is also Aspire Global’s chief executive officer and a director of both us and Aspire Global, and his wife, Jiangyan Zhu, is also a director of both companies. As of June 30, 2024, Mr. Liu and Ms. Zhu beneficially own 58.9% and 4.4%, respectively, of our outstanding Common Stock. As of June 30, 2024, Mr. Liu and Ms. Zhu beneficially own 66.5% and 5% of the outstanding shares of Aspire Global, respectively. Michael Wang, our chief financial officer, was chief financial officer of Aspire Global from August 2020 until September 2022.

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

For the years ended June 30, 2023 and 2024, the majority of our tobacco and cannabis vaping products were purchased from Shenzhen Yi Jia. As of June 30, 2023 and 2024, the accounts payable - related party was $51,698,588 and $67,046,472, respectively, which was payable to Shenzhen Yi Jia. For the years ended June 30, 2023 and 2024, the purchases from Shenzhen Yi Jia were $83,060,957 and $91,324,614, respectively.

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

ITEM 14. Principal Accounting Fees and Services

The following table sets forth (i) the fees billed by our previous independent accountants, MSPC Certified Public Accountants and Advisors, A Professional Corporation (“MSPC”) for the fiscal year ended June 30, 2023 and (ii) the fees billed by our current independent accountants, Marcum LLP (“Marcum”) for the fiscal year ended June 30, 2024. MSPC resigned as our independent registered public accounting firm, effective December 11, 2023. On January 25, 2024, the audit committee of our board engaged Marcum as our independent registered public accounting firm for the fiscal year ended June 30, 2024 to prepare the report on our consolidated financial statement for the year ended June 30, 2024.

	Year Ended June 30,
	2023	2024
Audit fees for MSPC	$643,235	$-
Audit fees for Marcum	$-	$851,600
Audit-related fees for MSPC	$-	$60,010
Audit-related fees for Marcum	$-	$-
Tax fees	$-	$-
All other fees	$-	$-

Audit Fees

Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by our independent accountants in connection with regulatory filings. The aggregate fees of MSPC for professional services rendered for the audit of our annual financial statements, review of the financial information include in our Forms 10-Q for the respective periods and other required filings with the SEC for the years ended June 30, 2023 totaled approximately $643,235. The aggregate fees of Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information include in our required filings with the SEC for the year ended June 30, 2024 totaled approximately $851,600. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees

Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. The aggregate fees of MSPC for professional services rendered for Audit-Related fees was $60,010 for the years ended June 30, 2023. We did not pay Marcum for consultations concerning financial accounting and reporting standards for the years ended June 30, 2024.

Tax Fees

We did not pay MSPC for tax services, planning or advice for the years ended June 30, 2023. We did not pay Marcum for tax services, planning or advice for the years ended June 30, 2024.

All Other Fees

We did not pay MSPC for any other services for the years ended June 30, 2023. We did not pay Marcum for any other services for the years ended June 30, 2024.

All Other Fees.

None.

Procedures For Board of Directors Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditor

Our audit committee is ultimately responsible for reviewing and approving, in advance, any audit and any permissible non-audit engagement or relationship between us and our independent registered public accounting firm. Our engagement of MSPC and Marcum to conduct all audit and permissible non-audit related activities incurred during fiscal years 2023 and 2024, respectively were approved by our audit committee in accordance with these procedures.

PART IV

ITEM 15. Exhibits and Financial Statements Schedules

1. Consolidated Financial Statements

Our financial statements and the notes thereto, together with the report of our independent registered public accounting firm on those financial statements, are hereby filed as part of this Annual Report beginning on page F-1.

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

Exhibit Number	Description
3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 (File No. 333-269470) filed with the SEC on January 31, 2023).
3.2*	Amended and Restated Bylaws
4.1*	Description of Capital Stock
4.2	Representative’s Warrant (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on April 6, 2023).
4.3	Form of Warrant (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 14, 2024).
10.1	Intellectual Property Transfer Agreement dated September 30, 2022, by and among Aspire Global Inc., Shenzhen Yi Jia, Tuanfang Liu, Aspire North America LLC and Ispire Technology Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-1 (File No. 333-269470) filed with the SEC on January 31, 2023).
10.2	Intellectual Property License Agreement dated September 30, 2022, by and among Aspire Global Inc., Shenzhen Yi Jia, Tuanfang Liu, Aspire Science and Technology Limited and Ispire Technology Inc. (incorporated by reference to Exhibit 10.2 of the Company’s Registration Statement on Form S-1 (File No. 333-269470) filed with the SEC on January 31, 2023).
10.3†	Employment agreement dated January 31, 2023, by and between the Company and Tuanfang Liu (incorporated by reference to Exhibit 10.3 of the Company’s Amendment No. 1 to its Registration Statement on Form S-1 (File No. 333-269470) filed with the SEC on February 16, 2023).
10.4†	Employment agreement dated January 31, 2023, by and between the Company and Michael Wang (incorporated by reference to Exhibit 10.4 of the Company’s Amendment No. 1 to its Registration Statement on Form S-1 (File No. 333-269470) filed with the SEC on February 16, 2023).
10.6†	Employment agreement dated June 25, 2024, by and between the Company and Tirdad Rouhani (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on June 28, 2024).
10.7†	Employment agreement dated June 25, 2024, by and between the Company and Steven Przybyla (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on June 28, 2024).
10.8	Form of Subscription Agreement dated June 26, 2023, by and between the Company and the Purchasers in a Private Placement (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC on June 27, 2023).
10.9	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.13 of the Company’s Post Effective Amendment No. 1 to its Registration Statement on Form S-1 (File No. 333-276804) filed with the SEC on March 25, 2024).
10.10	Form of Placement Agency Agreement (incorporated by reference to Exhibit 1.1 of the Company’s Amendment No. 1 to its Registration Statement on Form S-1 (File No. 333-276804) filed with the SEC on March 18, 2024).

10.11†	Amended and Restated 2022 Equity Incentive Plan (incorporated by reference to Appendix A of the Company’s Definitive Schedule 14C filed with the SEC on August 29, 2024).
10.12†	Form of independent director agreement with Brent Cox (incorporated by reference to Exhibit 10.7 of the Company’s Amendment No. 2 to its Registration Statement on Form S-1 (File No. 333-269470) filed with the SEC on February 28, 2023).
10.13†	Form of independent director agreement with John Fargis (incorporated by reference to Exhibit 10.8 of the Company’s Amendment No. 2 to its Registration Statement on Form S-1 (File No. 333-269470) filed with the SEC on February 28, 2023).
10.14†	Form of independent director agreement with Chirstopher Robert Burch (incorporated by reference to Exhibit 10.12 of the Company’s Amendment No. 1 to its Registration Statement on Form S-1 (File No. 333-273904) filed with the SEC on October 11, 2023).
10.15	Distributorship Agreement dated January 1, 2021, between Aspire Science and Technology Limited and Your-Buyer International Limited (incorporated by reference to Exhibit 10.10 of the Company’s Registration Statement on Form S-1(File No. 333-269470) filed with the SEC on January 31, 2023).
10.16	Supply agreement dated January 27, 2023 by and between Aspire North America LLC and Shenzhen Yi Jia.(incorporated by reference to Exhibit 10.11 of the Company’s Registration Statement on Form S-1 (File No. 333-269470) filed with the SEC on January 31, 2023).
10.17	Supply agreement dated January 27, 2023 by and between Aspire Science and Technology Limited and Shenzhen Yi Jia (incorporated by reference to Exhibit 10.12 of the Company’s Registration Statement on Form S-1 (File No. 333-269470) filed on January 31, 2023).
10.18	Capital Contribution, Subscription, and Joint Venture Agreement by and between Aspire North America LLC, Ispire Technology Inc., Chemular Inc., Touch Point Worldwide, Inc. d/b/a Berify, and Ike Tech LLC, dated as of April 5, 2024 (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 14, 2024).
16.1	Letter form MSPC Certified Public Accountants and Advisors, P.C., dated December 13, 2023 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 15, 2023).
19.1*	Insider Trading Policy
21.1*	Subsidiaries of the Company.
23.1*	Consent of Marcum LLP.
23.2*	Consent of MSPC Certified Public Accountants and Advisors.
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Sarbanes-Oxley Act.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
97.1*	Policy Relating to Recovery of Erroneously Awarded Compensation
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished and not filed herewith.
†	Indicates a management contract or compensatory plan, contract or arrangement.

ITEM 16. Form 10-K Summary

Not applicable

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 26th day of September, 2024.

ISPIRE TECHNOLOGY INC.

By:	/s/ Michael Wang
Michael Wang
Co-Chief Executive Officer
(Principal Executive Officer)

By:	/s/ James Patrick McCormick
James Patrick McCormick
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Act, this Registration Statement has been signed by the following persons in the capacities and on the date indicated:

Signature	Title	Date

/s/ Tuanfang Liu	Co-Chief Executive Officer and Chairman	September 26, 2024
Tuanfang Liu	(principal executive officer)

/s/ Michael Wang	Co-Chief Executive Officer	September 26, 2024
Michael Wang	(principal executive officer)

/s/ James Patrick McCormick	Chief Financial Officer	September 26, 2024
James Patrick McCormick	(principal financial and accounting officer)
/s/ Jiangyan Zhu	Director	September 26, 2024
Jiangyan Zhu

/s/ Christopher Robert Burch	Director	September 26, 2024
Christopher Robert Burch

/s/ Brent Cox	Director	September 26, 2024
Brent Cox

/s/ John Fargis	Director	September 26, 2024
John Fargis

ISPIRE TECHNOLOGY INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Ispire Technology Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Ispire Technology Inc. (the “Company”) as of June 30, 2024, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for the year ended June 30, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2024, and the results of its operations and its cash flows for the year ended June 30, 2024, in conformity with accounting principles generally accepted in the United States of America.

Restatement of Previously Audited Financial Statements

As discussed in Note 2 to the financial statements, the June 30, 2023 financial statements have been restated to correct misstatements. We also have audited the adjustments to the financial statements as of and for the year ended June 30, 2023 to restate the operating leases and shipping and handling costs as described in Note 2. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the financial statements of the Company as of or for the year ended June 30, 2023 other than with respect to such adjustments and, accordingly, we do not express an opinion or any other form of assurance on the June 30, 2023 financial statements taken as a whole.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2024.

New York, NY
September 26, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Ispire Technology Inc. and Subsidiaries

Opinion on the Consolidated Financial Statements

We have audited, before the effects of the adjustments for the correction of the errors described in Note 2 the consolidated balance sheet of Ispire Technology Inc. and Subsidiaries (the Company) as of June 30, 2023 and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, except for the errors described in Note 2 the 2023 consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2023, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to audit, review, or apply any procedures to the adjustments for the correction of the errors described in Note 2 and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by Marcum LLP. (The 2023 consolidated financial statements before the effects of the adjustments discussed in Note 2 are not presented herein.)

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ MSPC

MSPC

Certified Public Accountants and Advisors,

A Professional Corporation

We served as the Company’s auditor from 2022 to 2023

New York, New York,

September 19, 2023

www.mspc.cpa
An independent firm associated with	340 North Avenue, Cranford, NJ 07016-2496	908 272-7000
Moore Global Network Limited	546 5th Avenue, 6th Floor, New York, NY 10036-5000	212 682-1234

ISPIRE TECHNOLOGY INC.

CONSOLIDATED BALANCE SHEETS

(In $USD, except share and per share data)

	June 30
	2023	2024
	(Restated)
Assets
Current assets:
Cash	$40,300,573	$35,071,294
Accounts receivable, net	24,526,262	59,734,765
Inventories, net	7,472,108	6,365,394
Prepaid expenses and other current assets	3,378,617	1,400,152
Investment – other	9,133,707	-
Total current assets	84,811,267	102,571,605
Other assets:
Property, plant and equipment, net	1,088,131	2,582,457
Intangible assets, net	-	1,375,666
Right-of-use assets – operating leases	4,253,732	3,579,140
Other investment	-	2,000,000
Equity method investment	-	10,248,048
Other non-current assets	242,614	284,050
Total other assets	5,584,477	20,069,361
Total assets	$90,395,744	$122,640,966
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$1,274,391	$3,779,723
Accounts payable – related party	51,698,588	67,046,472
Contract liabilities	988,556	2,218,166
Accrued liabilities and other payables	281,361	11,738,339
Due to a related party	710,910	-
Income tax payable	63,853	-
Operating lease liabilities – current portion	837,100	1,207,832
Total current liabilities	55,854,759	85,990,532

Other liabilities:
Operating lease liabilities – net of current portion	3,071,075	2,194,094
Total liabilities	58,925,834	88,184,626

Commitments and contingencies

Stockholders’ equity:
Common stock, par value $0.0001 per share; 140,000,000 shares authorized; 54,222,420 and 56,470,636 shares issued and outstanding as of June 30, 2023 and June 30, 2024	5,422	5,647
Preferred stock, par value $0.0001 per share, 10,000,000 shares authorized, no shares issued at June 30, 2023 and June 30, 2024	-	-
Additional paid-in capital	25,685,475	43,217,391
Retained earnings (accumulated deficit)	5,942,781	(8,825,041)
Accumulated other comprehensive (loss) income	(163,768)	58,343
Total stockholders’ equity	31,469,910	34,456,340
Total liabilities and stockholders’ equity	$90,395,744	$122,640,966

See notes to consolidated financial statements.

ISPIRE TECHNOLOGY INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS

(In $USD, except share and per share data)

	Years ended June 30,
	2023	2024
	(Restated)
Revenue	$115,605,536	$151,908,691
Cost of revenue	94,828,472	122,126,245
Gross profit	20,777,064	29,782,446
Operating expenses:
Sales and marketing expenses	4,416,220	6,608,724
General and administrative expenses	20,835,001	37,067,861
Total operating expenses	25,251,221	43,676,585
Loss from operations	(4,474,157)	(13,894,139)
Other income (expense):
Interest income, net	195,209	365,251
Exchange loss, net	(324,225)	(70,293)
Other (expense) income, net	(155,150)	113,405
Total other (expense) income, net	(284,166)	408,363
Loss before income taxes	(4,758,323)	(13,485,776)
Income taxes – current	(1,245,303)	(1,282,046)
Net loss	$(6,003,626)	$(14,767,822)
Other comprehensive loss
Foreign currency translation adjustments	20,896	222,111
Comprehensive loss	(5,982,730)	(14,545,711)
Net loss per share
Basic and diluted	$(0.12)	$(0.27)
Weighted average shares outstanding:
Basic and diluted	50,725,814	54,812,900

See notes to consolidated financial statements.

ISPIRE TECHNOLOGY INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In $USD, except share and per share data)

	Common stock		Additional	Retained Earnings/	Accumulated Other	Total
	Number		Paid-in	(Accumulated	Comprehensive	Shareholders’
	of Shares	Amount	Capital	deficit)	(Loss)/Income	Equity
Balance, July 1, 2023	50,000,000	$5,000	$-	$11,946,407	$(184,664)	$11,766,743

Net loss (restated)	-	-	-	(6,003,626)	-	(6,003,626)

Issuance of common stock	4,222,420	422	25,685,475	-	-	25,685,897

Foreign currency translation adjustment	-	-	-	-	20,896	20,896

Balance, June 30, 2023 (restated)	54,222,420	$5,422	$25,685,475	$5,942,781	$(163,768)	$31,469,910

Net loss	-	-	-	(14,767,822)	-	(14,767,822)

Issuance of common stock for a secondary offering, net of insurance cost	2,050,000	205	10,785,701	-	-	10,785,906

Issuance of common stock for equity incentives	198,216	20	1,183,976	-	-	1,183,996

Share based compensation expenses	-	-	5,196,286	-	-	5,196,286

Issuance of warrants	-	-	365,953	-	-	365,953

Foreign currency translation adjustment	-	-	-	-	222,111	222,111
Balance, June 30, 2024	56,470,636	$5,647	$43,217,391	$(8,825,041)	$58,343	$34,456,340

See notes to consolidated financial statements.

ISPIRE TECHNOLOGY INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In $USD, except share and per share data)

	Years ended June 30,
	2023	2024
	(Restated)
Net loss	$(6,003,626)	$(14,767,822)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	46,662	505,653
Credit loss expenses	3,332,825	6,015,752
Right-of-use assets amortization	1,030,104	1,211,899
Stock-based compensation expenses	—	6,380,282
Inventory impairment	—	205,594
Loss from equity method investment	—	117,905
Changes in operating assets and liabilities:
Accounts receivable	(19,579,339)	(41,299,642)
Inventories	7,108,449	901,120
Prepaid expenses and other current assets	(2,598,746)	1,937,029
Accounts payable and accounts payable – related party	10,574,989	17,891,667
Contract liabilities	(690,637)	1,248,687
Accrued liabilities and other payables	168,179	2,456,979
Operating lease liabilities	(1,427,398)	(1,043,556)
Income tax payable	(417,260)	(63,853)
Net cash used in operating activities	(8,455,798)	(18,302,306)

Cash flows from investing activities:
Purchase of property, plant and equipment	(1,020,768)	(1,969,961)
Acquisition of intangible assets	—	(1,173,302)
Purchase of short term investment	(9,133,707)	—
Maturity of short term investment	—	9,133,707
Acquisition of other investment		(2,000,000)
Acquisition of equity method investment	—	(1,000,000)
Net cash (used in) provided by investing activities	(10,154,475)	2,990,444

Cash flows from financing activities:
Net proceeds from initial public offering	21,735,000	—
Payment of initial public offering costs	(3,475,172)	—
Proceeds from equity offerings	7,969,221	12,300,000
Issuance costs of equity offerings	(543,153)	(1,514,094)
Payment made for dividends	(3,362,639)	—
Repayments of advances from a related party	(37,893,062)	(703,323)
Net cash (used in) provided by financing activities	(15,569,805)	10,082,583

Net decrease in cash	(34,180,078)	(5,229,279)
Cash – beginning of period	74,480,651	40,300,573
Cash – end of period	$40,300,573	$35,071,294
Supplemental non-cash investing and financing activities
Leased assets obtained in exchange for operating lease liabilities	$4,988,032	$537,307
Unpaid equity method investment in accrued liabilities and other payables	$—	$9,000,000
Warrants issued in connection with equity method investment	$—	$365,953
Unpaid intangible assets in accrued liabilities and other payables	$—	$232,382
Supplemental disclosures
Cash paid for income taxes	$1,663,240	$1,355,110
Cash paid for interest	$587	$15,229

See notes to consolidated financial statements.

ISPIRE TECHNOLOGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND PRINCIPAL ACTIVITIES

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

Aspire Global and the Company are related parties since the same individual is the chief executive officer of both companies. As of June 30, 2024, the chief executive officer and his wife, being directors of both companies, owned 66.5% and 5.0% of the equity of Aspire Global, respectively. As of June 30, 2024, they owned 58.9% and 4.4% of the equity of the Company, respectively. On July 29, 2022, Aspire Global transferred 100% of the equity interest in Aspire North America to the Company. On the same day, Aspire Holdings transferred 100% of the equity of Aspire Science to Ispire International. At the time of transfer of the equity in Aspire North America and Aspire Science, the Company had the same stockholders as Aspire Global, and the Company’s stockholders held the same percentage interest in the Company as they had in Aspire Global. Because the transfer of the equity in Aspire North America and Aspire Science is a transfer between related parties, the historical financial information of the subsidiaries is carried forward as the historical financial information of the Company and the 50,000,000 shares that were issued at or about the time of the Company’s organization are treated as being outstanding on July 1, 2020.

In September 2023, the Company established a wholly-owned subsidiary, Ispire Malaysia Sdn Bhd (“Ispire Malaysia”) under the laws of the Federation of Malaysia, in order to establish manufacturing operations in Southeast Asia. Ispire Malaysia was formed by Tuanfang Liu, the Company’s Chairman and Co-Chief Executive Officer on August 2, 2023, and assigned to the Company on September 22, 2023, at a consideration of 100 Malaysian ringgits.

The following table sets forth information concerning the Company and its subsidiaries as of June 30, 2024:

Name of Entity	Date of Organization	Place of Organization	% of Ownership	Principal Activities
Ispire Technology Inc.	June 13, 2022	Delaware	Parent Company	Holding Company
Ispire International	July 6, 2022	BVI	100%	Holding Company
Aspire North America	February 22, 2020	California	100%	Research and Development, Sales and Marketing
Aspire Science	December 9, 2016	Hong Kong	100%	Sales and Marketing
Ispire Malaysia	August 2, 2023	Malaysia	100%	Manufacturing, Sales and Marketing
Ispire Global Products LLC	January 19, 2024	Delaware	100%	Sales and Marketing

Ispire is a holding company and does not engage in any active operations. Its business is conducted by its two operating subsidiaries, Aspire North America, which is engaged in the development, marketing and sales of cannabis vapor products, which were introduced in mid-2020, and Aspire Science, which is engaged in the marketing and sales of tobacco vaping products, and the products are mainly sold in Europe and Asia Pacific (excluding People’s the Republic of China (“PRC”).

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Restatement of Consolidated Financial Statements for the year ended June 30, 2023

During the quarters ended December 31, 2023, and March 31, 2024, the Company identified certain errors with the classification and presentation of information in the consolidated statement of cash flows and classification errors in the consolidated statement of operations and comprehensive loss. Additionally, the Company identified errors in its initial recognition and measurement of right-of-use assets and lease liabilities related to its operating leases, as well as the subsequent recognition and measurement of such operating leases. The Company and the Audit Committee determined that the Company’s previously issued financial statements included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2023, and the Quarterly Report on Form 10-Q for the periods ended September 30, 2023, December 31, 2023 and March 31, 2024, should no longer be relied upon. The identified errors impacting the previously referred to financial statements include:

●	The incorrect presentation of cash payments on operating leases under financing activities instead of operating activities. As a result of correcting this error, the Company’s principal portion of lease payments totaling $874,039 in the consolidated statements of cash flows for the year ended June 30, 2023, and totaling $242,182 in the consolidated statements of cash flows for the three months ended September 30, 2023, needs to be corrected from financing activities to operating activities;

●	The omission of disclosing non-cash investing and financing activities related to the acquisition of “right of use” (ROU) assets in exchange for operating lease liabilities. As a result of the correction of this error, the Company needs to add disclosure of $4,988,032 of leased assets obtained in exchange for operating lease liabilities as a non-cash financing item in the consolidated statement of cash flows for the year ended June 30, 2023, and $537,307 for the three months ended September 30, 2023, six months ended December 31, 2023, and nine months ended March 31, 2024;

●	The incorrect recognition of shipping and handling costs as sales and marketing expenses (operating expenses) instead of being recognized as cost of revenue. As a result of the restatement, the Company’s shipping and handling costs of $298,703 needs to be adjusted from selling expenses to cost of revenue for the year ended June 30, 2023, $43,444 for the three months ended September 30, 2023, and $123,308 and $166,752 for the three and six months ended December 31, 2023, respectively; and

●	The incorrect initial measurement and recognition of right of use assets and lease liabilities associated with the Company’s operating leases, and the incorrect subsequent measurement and recognition of expense associated with such operating leases. As a result of the restatement, (1) the Company’s right of use assets increased by $192,115 as of June 30, 2023, which includes the correction of $489,720 originally recorded as prepaid rent to be recorded as a component of the right-of-use asset, (2) the Company’s lease liabilities decreased by $392,582 as of June 30, 2023, as a result of the correction of measurement of present value of future lease payments, and (3) rent expense recognized for the year ended June 30, 2023 decreased by $94,977, based on changes in the calculation of monthly rental expense.

On an interim basis, the Company notes the following as a result of the restatement:

●	As of September 30, 2023, right of use assets increased by $218,378, including the correction to record $489,720 of prepaid rent as a component of the right of use asset; lease liabilities decreased by $399,347; and retained earnings increased by $128,005. For the three months ended September 30, 2023, rent expense decreased by $33,028. For the three months ended September 30, 2023, net cash used in operating activities increased by $242,182, net cash used in financing activities decreased by $242,182.

●	As of December 31, 2023, right of use assets increased by $239,403, including the correction to record $428,505 of prepaid rent as a component of the right of use asset; lease liabilities decreased by $347,520; and retained earnings increased by $158,418. For the three and six months ended December 31, 2023, rent expense decreased by $30,412 and $63,440, respectively. For the six months ended December 31, 2023, net cash used in operating activities was unchanged.

●	As of March 31, 2024, right of use assets increased by $255,264, including the correction to record $428,505 of prepaid rent as a component of the right of use asset; lease liabilities decreased by $356,286; and accumulated deficit decreased by $183,045. For the three and nine months ended March 31, 2024, rent expense decreased by $24,628 and $88,068, respectively. For the nine months ended March 31, 2024, net cash used in operating activities was unchanged.

Additionally, the Company has provided Note 20 – Quarterly Financial Data (unaudited and restated) to present the impact of the above restatements on the unaudited quarterly financial information for the quarterly periods ended September 30, 2023, December 31, 2023, and March 31, 2024.

The Company’s restatements for the classification and disclosure errors described above do not have any effect on the Company’s previously reported balance sheets, net loss or net changes in cash.

The following tables summarize the effect of the restatement on each financial statement line item as of the dates indicated:

Consolidated Balance Sheet as of June 30, 2023	As Reported	Adjustment	As Restated
Other non-current assets	$732,334	$(489,720)	$242,614
Right-of-use assets – operating leases	4,061,617	192,115	4,253,732
Total other assets	5,882,082	(297,605)	5,584,477
Total assets	90,693,349	(297,605)	90,395,744
Operating lease liability - current	944,525	(107,425)	837,100
Total current liabilities	55,962,184	(107,425)	55,854,759
Operating lease liability – net of current portion	3,356,232	(285,157)	3,071,075
Total liabilities	59,318,416	(392,582)	58,925,834
Retained earnings	5,847,804	94,977	5,942,781
Total stockholders’ equity	31,374,933	94,977	31,469,910
Total liabilities and stockholders’ equity	90,693,349	(297,605)	90,395,744

Consolidated Statement of Operations and Comprehensive Loss for the year ended June 30, 2023	As Reported	Adjustment	As Restated
Cost of revenue	$94,529,769	$298,703	$94,828,472
Gross profit	21,075,767	(298,703)	20,777,064
Sales and marketing expenses	4,714,923	(298,703)	4,416,220
General and administrative expenses	20,929,978	(94,977)	20,835,001
Total operating expenses	25,644,901	(393,680)	25,251,221
Loss from operations	(4,569,134)	94,977	(4,474,157)
Loss before income taxes	(4,853,300)	94,977	(4,758,323)
Income taxes	(1,245,303)	-	(1,245,303)
Net loss	(6,098,603)	94,977	(6,003,626)
Comprehensive loss	(6,077,707)	94,977	(5,982,730)

Consolidated Statement of Cash Flows for the year ended June 30, 2023	As Reported	Adjustment	As Restated
Net loss	$(6,098,603)	$94,977	$(6,003,626)
Right-of-use assets amortization	1,061,442	(31,338)	1,030,104
Prepaid expenses and other current assets	(3,088,466)	489,720	(2,598,746)
Operating lease liabilities	—	(1,427,398)	(1,427,398)
Net cash used in operating activities	(7,581,759)	(874,039)	(8,455,798)
Principal portion of lease payment	(874,039)	874,039	—
Net cash used in financing activities	(16,443,844)	874,039	(15,569,805)
Supplemental non-cash investing and financing activities:
Leased assets obtained in exchange for operating lease liabilities	—	4,988,032	4,988,032

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”).

Certain items for June 30, 2023 have been reclassified to conform to the June 30, 2024 presentation.

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

Basis of consolidation

The consolidated financial statements include the financial statements of the Company and its subsidiaries. All inter-company transactions and balances have been eliminated upon consolidation.

Use of estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates include allowance for credit losses and revenue recognition. Actual results could differ from those estimates.

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

The carrying value of certain of the Company’s financial instruments, including cash, accounts receivable, prepaid expenses and other receivables, accounts payable, accounts payable related party, contract liabilities, accrued liabilities and other payables and due to related parties, approximates their fair value because of their short-term maturity.

Accounts receivable

Accounts receivable are recognized and carried at the original invoiced amount less an allowance for any potential uncollectible amounts. An estimate for doubtful accounts is made based on historical data and receivable review in accordance with ASU 2016-13. Past due accounts are generally written off against the allowance for bad debts only after all collection attempts have been exhausted and the potential for recovery is considered remote.

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

When management determines that certain inventories may not be saleable, or there is an indicator that certain inventory costs may exceed expected market value, the Company will record the difference between the cost and the net realizable value as a write down of inventories. The net realizable value is determined based on the estimated selling price, in the ordinary course of business, less estimated costs necessary to make the sale. The Company records an allowance for slow moving and potentially obsolete inventory based upon recent sales history, the quantity of inventory on-hand, and an estimate of expected sellable life of the inventory. The Company periodically reviews inventory to identify slow moving inventories and compares the forecast sales with the quantities and expected sellable life of inventory. Any inventories identified during this process are reserved for at rates based upon management’s judgment and historical rates. The quantity thresholds and reserve rates are based on management’s judgment and knowledge of current and projected demand. The reserve estimates may, therefore, be revised if there are changes in the overall market for the Company’s products or market changes that in management’s judgment, impact its ability to sell potentially obsolete inventory. As of June 30, 2023 and 2024, the Company recorded inventory reserves of $0 and $205,594, respectively.

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

When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income/loss in the year of disposition. Estimated useful lives are as follows:

Estimated Useful Life
Office and other equipment	3 - 5 years
Furniture and fixtures	7 years
Leasehold improvements	Shorter of the term of the lease or the estimated useful life of the assets

Other investment

Other investments consist of equity investments in a privately held company that the Company does not have control or significant influence over it. These equity investments do not have readily determinable fair values and are primarily accounted for under the measurement alternative. Under the measurement alternative, the carrying value is measured at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer.

The Company also makes qualitative assessment at each reporting period and if the assessment indicates that the fair value of the investment is less than the carrying value, the investment in equity securities will be written down to its fair value, with the difference between the fair value and carrying amount of the investment as an impairment loss recorded in the consolidated statements of operations and comprehensive loss.

Equity method investment

The Company applies the equity method to account for equity investment in common stock or in-substance common stock, according to ASC 323, Investments – Equity Method and Joint Ventures, over which it has significant influence but does not own a controlling financial interest, unless the fair value option is elected for an investment.

As further discussed in Note 9, the Company invested in an entity with two unrelated parties, whereby a new legal entity was formed for the purpose of licensing, owning, operating and developing an industry-standard age-verification solution for vapor (e-cigarette) devices in the U.S. market.

Under the equity method, the Company’s share of the post-investment profits or losses of the equity method investee is recognized in the consolidated statement of operations. When the Company’s share of losses of the equity method investee equals or exceeds its interest in the equity method investee, the Company does not recognize further losses, unless the Company has incurred obligations or made payments or guarantees on behalf of the equity method investee. The Company continually reviews its investments in equity method investees to determine whether a decline in fair value below the carrying value is other-than-temporary. If the decline in fair value is deemed to be other-than-temporary, the carrying value of the investment in the equity method investee is written down to its fair value.

Investment -- other

The investment represents a certificate of deposit that the Company holds in HSBC bank. The entire balance of the investment presented on the balance sheet as of June 30, 2023 was $9,133,707 and it matured on February 8, 2024.

Intangible assets

Intangible assets refer to capitalized external costs, such as filing fees and associated attorney fees, incurred to obtain issued patents and patent license rights. The Company expenses costs associated with maintaining patents subsequent to their issuance in the period incurred. Capitalized patent costs are amortized on a straight-line basis over estimated useful lives of 15 – 20 years, which are based on the length of the license agreements as the Company expects to receive economic benefits over that time. The Company assesses the potential impairment to capitalized patent costs when events or changes in circumstances indicate that the carrying amount of our patent portfolio may not be recoverable. $0 and $1,405,684 of patent fees were capitalized during the year ended June 30, 2023 and 2024. The amortization of the intangible assets was $0 and $30,018 for the year ended June 30, 2023 and 2024 respectively. The amortization expenses were included in the general and administrative expenses.

Accounts payable

Accounts payable represents payables to suppliers. The Company’s major supplier is a related party to the Company. See Note 13.

Contract liabilities

Contract liabilities represent advanced deposits received from customers after an order has been placed but before a product has been shipped. The Company’s policy is to require a minimum customer deposit in the range of 25% to 30% of the purchase price upon placement of a sales order. Contract liabilities are realized as revenue when the conditions to revenue recognition are met, primarily when control of goods has transferred to customers.

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

For leases with a term exceeding 12 months, an operating lease liability is recorded on the Company’s consolidated balance sheet at lease commencement reflecting the present value of its remaining fixed minimum payment obligations over the lease term. A corresponding operating lease right-of-use asset equal to the initial lease liability is also recorded, adjusted for any prepaid rent and/or initial direct costs incurred in connection with execution of the lease and reduced by any lease incentives received. For purposes of measuring the present value of its fixed payment obligations for a given lease, the Company uses its incremental borrowing rate, determined based on information available at lease commencement, as rates implicit in its leasing arrangements are typically not readily determinable. The Company’s incremental borrowing rate reflects the rate it would pay to borrow on a secured basis and incorporates the term and economic environment of the associated lease.

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

Impairment of long-lived assets

In accordance with ASC Topic 360-10, Impairment and Disposal of Long-Lived Assets, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not record any impairment charge for the years ended June 30, 2023 and 2024.

Revenue recognition

The Company sells its vaping products to customers and recognizes revenue in accordance with the guidance of ASC 606, Revenue from Contracts with Customers. Many customers are distributors that resell the Company’s products in various geographic regions. The performance obligations are for the Company to transfer the title and control of the goods to a customer for a determined price. Each order is considered a separate contract with a single performance obligation. Revenue is recognized when control of goods has transferred to customers. For the majority of the Company’s customer arrangements, control transfers to customers at a point-in-time when goods have been delivered to the pickup location specified by the customer or a forwarder appointed by the customer, as that is generally when legal title, physical possession and risks and rewards of goods transfer to the customer.

Revenue is recognized at the transaction price based on the purchase order as adjusted for the anticipated rebates, discounts and other sales incentives. When determining the transaction price, management estimates variable consideration applying the portfolio approach practical expedient under ASC 606. The main sources of variable consideration for the Company are trade promotion funds and cash discounts. These sales incentives are recorded as a reduction of revenue at the time of the initial sale using the most-likely amount estimation method. The most-likely amount method is based on the single most likely outcome from a range of possible consideration outcomes.

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

Disaggregated Revenue

The Company has taken into consideration the nature, amount, timing, and uncertainty of revenue and cash flows, and has determined to disaggregate its net sales by region. The net sales disaggregated by region for the years ended June 30, 2023 and 2024, were as follows:

	For the year ended June 30,
	2023	2024
Europe	$58,764,022	$65,260,478
North America (the U.S. and Canada)	41,608,122	63,079,961
Asia Pacific (excluding PRC)	14,918,441	17,588,597
Others	314,951	5,979,655
Total	115,605,536	151,908,691

Cost of revenue

Cost of revenue for the years ended June 30, 2023 and 2024, consisted primarily of the cost of purchasing vaping products, freight-in cost and inventory impairment, which were mostly purchased from a related party. See Note 13.

Research and development expenses

Research and development expenses represent staff costs for development personnels, and expenses incurred for the testing of new products. For the years ended June 30, 2023 and 2024, the research and development expenses were $146,149 and $779,174, respectively. They are included in the general and administrative expenses.

Stock-based compensation

The Company measures and recognizes compensation expenses for stock-based payment awards, including stock options, restricted stock granted to directors and advisors, and restricted stock units (“RSUs”) granted to employees, based on the grant date fair value of the awards. The Company engages a third-party valuer to assist in determining the fair value of stock options using the binomial option pricing model, with significant assumption of exercise multiple, expected volatility, risk-free interest rate and expected dividend yield. The fair value of RSUs is measured on the grant date based on the closing market price of the Company’s common stock. The stock-based payment awards typically include time-based vesting conditions, however, certain of the Company’s stock-based payment awards may include performance-based vesting conditions.

For stock-based payment awards with time-based vesting conditions, the resulting cost is recognized over the period during which an employee is required to provide service in exchange for the awards, usually the vesting period, which is generally four years for stock options and three years for RSUs. Stock-based compensation expense is recognized on a straight-line basis over the period during which services are provided in exchange for the award. For stock-based payment awards with performance-based vesting conditions, the Company will estimate the probability that the performance condition will be met at each reporting date. Stock-based compensation expense is only recognized for stock-based payment awards that are probable of vesting. Ultimately, the cumulative stock-based compensation expense recognized by the Company is the grant date fair value of the awards where the performance conditions have been met and the awards have vested.

Stock-based compensation expense is recorded in the general and administrative expense in the consolidated statements of operations. The Company recognizes forfeitures of stock-based payment awards upon occurrence.

Interest income

For the years ended June 30, 2023 and 2024, interest income related to interest on bank deposits.

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

The provisions of ASC 740-10 prescribe a more-likely-than-not threshold for consolidated financial statement recognition and measurement of a tax position taken (or expected to be taken) in a tax return. This interpretation also provides guidance on the recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and related disclosures. The Company classifies the interest and penalties, if any, as a component of income tax expense. For the years ended June 30, 2023 and 2024, the Company did not incur any interest or penalties related to an uncertain tax position. The Company does not believe that there were any uncertain tax positions as of June 30, 2023 and 2024.

Earnings per share

The Company computes earnings per share (“EPS”) in accordance with ASC 260, Earnings per Share. ASC 260 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as net loss divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (for example, convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potentially dilutive shares could dilute basic EPS in the future that were not included in the computation of diluted EPS because to do so would have been antidilutive for the year ended June 30, 2023 and 2024. Potentially dilutive shares were as follows:

	As of June 30,	As of June 30,
Dilutive securities:	2023	2024
Share options	-	$3,255,000
Unvested restricted stock units	-	483,606
Warrants	-	173,211
Total	-	$3,911,817

Comprehensive loss

Comprehensive loss consists of two components, net loss and other comprehensive (loss) income. The foreign currency translation gain or loss resulting from translation of the financial statements expressed in USD is reported in other comprehensive (loss) income in the consolidated statements of operations and comprehensive loss.

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

Recent accounting pronouncements

As an emerging growth company, the Company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The Company intends to take advantage of the benefits of this extended transition period for all accounting standards described below, if applicable.

In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements. The amendments in this update modify the disclosure or presentation requirements of a variety of topics in the codification. Certain of the amendments represent clarifications to or technical corrections of the current requirements. The adoption of the amendment will occur on a prospective basis. The amendments in this ASU will be effective for public business entities on the effective date of the SEC’s removal of the related disclosures from Regulation S-X or Regulation S-K. If the SEC has not removed the applicable requirements from Regulation S-X or Regulation S-K by June 30, 2027, the amendments will not become effective for any entity. The Company is currently evaluating the impacts of the provisions of ASU 2023-06.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures. The new guidance requires enhanced disclosures about significant segment expenses. ASU 2023-07 will be effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, on a retrospective basis. Early adoption is permitted. The Company is currently evaluating the impact of this ASU on our segment disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740), Improvements to Income Tax Disclosures. ASU 2023-09 requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional information on income taxes paid. The guidance is effective for public business entities for annual periods beginning after December 15, 2024, and for private entities for annual periods beginning after December 15, 2025, on a prospective basis. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements.

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

The European Commission issued the Tobacco Products Directive (the “TPD”), which became effective on May 19, 2014, and became applicable in the European Union member states on May 20, 2016. The TPD regulates e-cigarettes on the packaging, labelling and ingredients of the products on the European Union market, the creation of smoke-free environments, tax measures and activities against illegal trade and anti-smoke campaigns. Member states of the European Union are required to ensure that advertisements for any tobacco related product are prohibited, and no promotion shall be made as to those devices with an intention to promote e-cigarettes. For the e-cigarettes released after May 20, 2016, TPD requires e-cigarette manufacturers to submit product sales applications to the regulatory market six months in advance, and ensure their products can meet the TPD requirements before they can be released. The Company has complied with TPD requirement for products sold in Europe.

The sale of cannabis vaping products is illegal in the European Union and the United Kingdom.

Customer and Supplier Concentration

(a)  Customers

For the year ended June 30, 2023 and 2024, the Company’s major customers, who accounted for more than 10% of the Company’s consolidated revenue, were as follows:

	Year Ended June 30,
	2023	2024
Major Customers
A	32%	30%

(b) Suppliers

For the year ended June 30, 2023 and 2024, the Company’s suppliers, who accounted for more than 10% of the Company’s total purchases, were as follows:

	Year Ended June 30,
	2023	2024
Major Suppliers
B(1)	92%	78%

(1)	Major supplier B is Shenzhen Yi Jia, a Chinese company that is 95% owned by the Company’s co-chief executive officer and principal stockholder. See Note 13.

Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, accounts receivable and investment – other. The Company maintains its cash in financial institutions. To the extent that such deposits exceed the maximum insurance levels, they are uninsured.

As of June 30, 2023 and 2024, the Company’s customers, whose accounts receivable balances accounted for more than 10% of the Company’s total accounts receivable, were as follows:

	As of June 30,	As of June 30,
Customers	2023	2024
C	11%	*
D	11%	*
E	*	16%

*	Represents the percentage was below 10%.

NOTE 4. CASH

Below is a breakdown of the Company’s cash balances in banks as of June 30, 2023 and 2024, both by geography and by currencies (translated into U.S. dollars):

	As of June 30,	As of June 30,
By Geography:	2023	2024
Cash in HK	$25,841,880	$32,667,486
Cash in U.S.	14,458,693	2,240,874
Cash in Malaysia	-	162,934
Total	$40,300,573	$35,071,294

By Currency:
USD	$39,835,636	$25,399,331
RM	-	88,598
HKD	363,416	121,628
EUR	59,702	13,056
GBP	22,143	22,233
RMB	19,676	9,426,448
Total	$40,300,573	$35,071,294

“HKD” refers to Hong Kong dollars, “GBP” refers to British pounds, “EUR” refers to Euros, “RM” refers to Malaysia ringgit, and “RMB” refers to Renminbi.

NOTE 5. ACCOUNTS RECEIVABLE, NET

As of June 30, 2023 and 2024, accounts receivable consisted of the following:

	As of June 30,	As of June 30,
	2023	2024
Accounts receivable – gross	$26,025,068	$65,620,003
Allowance for credit losses	(1,498,806)	(5,885,238)
Accounts receivable, net	$24,526,262	$59,734,765

The Company recorded $3,332,825 and $6,015,752 credit loss expenses for the year ended June 30, 2023 and 2024, respectively. For the years ended June 30, 2023 and 2024, the Company wrote off accounts receivable against allowance for credit losses of $0 and $1,629,320, respectively.

Activity in the allowance for credit losses is below:

Year ended June 30, 2024
Balance at July 1, 2023	$1,498,806
Current period provision for expected losses	6,015,752
Write-offs charged against the allowance	(1,629,320)
Balance at June 30, 2024	$5,885,238

NOTE 6. PREPAID EXPENSES AND OTHER CURRENT ASSETS

As of June 30, 2023 and 2024, prepaid expenses and other current assets consisted of the following:

	As of June 30,	As of June 30,
	2023	2024
Prepayment for inventory purchases	$3,209,413	$206,480
Prepayments	26,974	696,960
Other receivable	142,230	488,104
Prepaid provisional tax	-	8,608
Total	$3,378,617	$1,400,152

NOTE 7. PROPERTY, PLANT AND EQUIPMENT, NET

As of June 30, 2023 and 2024, property, plant and equipment consisted of the following:

	As of June 30,	As of June 30,
	2023	2024
Leasehold improvements	$518,854	$817,329
Office and other equipment	339,155	1,466,840
Furniture and fixtures	309,990	817,308
Construction-in-progress	-	36,483
	1,167,999	3,137,960
Less: accumulated depreciation	(79,868)	(555,503)
Total	$1,088,131	$2,582,457

For the years ended June 30, 2023 and 2024, depreciation expense amounted to $46,629 and $479,066, respectively.

NOTE 8. OTHER INVESTMENT

On February 13, 2024, the Company acquired shares of preferred equity investment in Touch Point Worldwide, Inc. d/b/a/ Berify, a Delaware corporation (“Berify”). The Company purchased 908,464 shares of Berify Series Seed Preferred equity for $1 million, yielding a 2.3% ownership in Berify. On April 5, 2024, the Company invested an additional of $1 million into Berify’s preferred equity for 908,464 shares, giving the Company a total of 1,816,928 shares equal to a 4.5% interest in Berify. As of June 30, 2024, the investment in Berify amounted to $2,000,000.

The Series Seed Preferred Shares are convertible at any time into Berify common stock on a one-to-one basis, subject to certain specified adjustment provisions, and are mandatorily convertible upon an initial public offering or upon the election of the holders of a majority of the outstanding shares of Berify preferred stock. The Series Seed Preferred Shares will be paid in preference to the holders of common stock upon any voluntary or involuntary liquidation, dissolution or winding up of the entity, or upon a deemed liquidation event (consisting of (a) a merger or consolidation, or (b) the sale, lease, transfer of all or substantially all of the entity’s assets), based on the original issue price plus declared but unpaid dividends. The Series Seed Preferred Shares do not provide the Company with the ability to require repurchase of the shares at any specified time or upon any specified event.

The Series Seed Preferred equity comes with a variety of protective rights for Series Seed Preferred shareholders, including the ability to approve the creation of new classes of capital stock, redemptions of capital stock, declare dividends on capital stock and effecting a deemed liquidation event or liquidation, dissolution or winding up of the entity. The holders of Berify Series Seed Preferred Shares vote with holders of common stock on an as-converted basis.

The Company accounts for the investment in Berify Series Seed Preferred Shares as equity securities under ASC 321. The Company initially recognized the investment based on its transaction price, reflective of the fair value of the investment. As the investment does not have a readily determinable fair value, the Company applies the measurement alternative, and measures at cost less any impairment on a subsequent measurement basis, until there are any observable price changes that can be applied to the measurement of the investment.

NOTE 9. EQUITY METHOD INVESTMENT

On April 5, 2024 (the “Closing Date”), Aspire North America entered into a capital contribution, subscription, and joint venture agreement (the “JV Agreement”) with several other parties, including Chemular Inc., a Michigan corporation (“Chemular”), Touch Point Worldwide, Inc. d/b/a/ Berify, a Delaware corporation (“TPW” or “Berify”), and IKE Tech LLC, a Delaware limited liability company (the “Joint Venture”, and together with Chemular, Berify, and the Company, each a “Party” and collectively, the “Parties”) pursuant to which the Parties agreed to participate in the Joint Venture. Pursuant to the JV Agreement, the parties created a legal entity, IKE Tek LLC (“IKE”), whose business will be licensing, owning, operating and developing an industry-standard age-verification solution for vapor (e-cigarette) devices in the U.S. market as the related planned submission of PMTA applications that seek FDA marketing orders for cutting-edge technologies across the U.S. e-cigarette market, including, without limitation, (a) next-generation e-cigarette hardware with a user-friendly point-of-use age-verification and geo fencing capability that eliminates the use of hardware in certain designated areas such as schools and sensitive areas; (b) e-cigarettes with end-to-end range of dynamic features such as authentication, direct to consumer engagements and exclusive offerings built on the foundations of blockchain technology; and (c) a real-time biometric identity platform for user access controls, creating added security and reliability that deters counterfeiting in connection with vapor devices.

On the Closing Date, Ispire (i) contributed $1 million to IKE in cash for funding its operating activities, and (ii) entered into a binding commitment to make an additional capital contribution to IKE in the aggregate amount of up to $9 million. Upon written request of IKE, Ispire shall make additional capital contributions in cash to IKE in the aggregate amount of up to $9 million as necessary for research and development purchase as provided for in IKE’s board-approved budget for the preparation and submission of the PMTAs, as well as IKE’s commercialization work, including staffing, software development, office space and the purchase of raw materials (the “Ispire Contribution Commitment”). The Company’s capital account as of the Closing Date reflects a balance including the Ispire Contribution Commitment. In exchange for Ispire’s total investment of $10 million, which includes the Ispire Contribution Commitment, IKE issued to Ispire membership interests in an aggregate amount initially equal to forty percent (40%) of the membership interests in IKE on the Closing Date.

The Company evaluates the interests in Variable Interest Entities (“VIEs”) and will consolidate any VIE in which it has a controlling financial interest and are deemed to be the primary beneficiary. A controlling financial interest has both of the following characteristics: (1) the power to direct the activities of the VIE that most significantly impact its economic performance; and (2) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could be significant to the VIE. If both of the characteristics are met, we are considered to be the primary beneficiary and therefore will consolidate that VIE into our consolidated financial statements.

The Company determined that IKE is a variable interest entity (“VIE”), as IKE does not have sufficient equity at risk to continue operations without additional financial support. However, the Company is not the primary beneficiary of IKE, given that the Company does not have the power to direct the operating activities that most significantly impact IKE’s economic performance. The Company accounts for its investment under the equity method of accounting, given that it exerts significant influence over IKE. Under the equity method, the investment is initially recorded at cost and is subsequently increased for our proportionate share of income of the investee and reduced to reflect our proportionate share of losses of the investee, dividends received and other-than-temporary impairments. At June 30, 2024, the Company assessed its equity method investment for any impairment and concluded that there were no indicators of impairment.

As of June 30, 2024, the investment in joint venture accounted for under the equity method amounted to $10,248,048.

For the years ended June 30, 2024, the Company’s share of the joint venture’s net loss was $117,905, which was included in “other (expense) income, net” in the consolidated statements of operations and comprehensive loss.

The tables below present the summarized financial information, as provided to the Company by the investee, for the unconsolidated company:

As of June 30, 2024
Current assets	$24,249,101
Noncurrent assets	576,789
Current liabilities	120,654
Equity	24,705,236

Year ended June 30, 2024
Net revenue	$-
Gross profit (loss)	-
Loss from operations	294,763
Net loss	294,763

NOTE 10. CONTRACT LIABILITIES

As of June 30, 2023 and 2024, the Company had total contract liabilities of $988,556 and $2,218,166, respectively. These liabilities are advance deposits received from customers after an order has been placed. As of June 30, 2024, the Company expects all of the contract liabilities to be settled in less than one year. The increase in the balance at June 30, 2024 was due to more orders on hand on that date.

Changes in the contract liabilities is below:

Year ended June 30, 2024
Balance at July 1, 2023	$988,556
Contract liabilities recognized related to advanced deposits	26,880,112
Revenue recognized in current period	(25,650,502)
Balance at June 30, 2024	$2,218,166

NOTE 11. LEASES

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

The balances for the right-of-use assets and lease liabilities where the Company is the lessee are presented as follow:

	As of June 30,	As of
	2023 (Restated)	June 30, 2024
Operating lease right-of-use assets	$4,253,732	$3,579,140

Operating lease liabilities – current	$837,100	$1,207,832
Operating lease liabilities – non-current	3,071,075	2,194,094
Total	$3,908,175	$3,401,926

As of June 30, 2024, the maturities of our lease liabilities (excluding short-term leases) are as follows:

As of June 30, 2024
July 1, 2024 to June 30, 2025	$1,432,330
July 1, 2025 to June 30, 2026	1,395,767
July 1, 2026 to June 30, 2027	857,144
July 1, 2027 to June 30, 2028	80,676
Total future lease payments	3,765,917
Less: imputed interest	(363,991)
Total lease liabilities	$3,401,926

The Company incurred lease costs, which include the payment of short-term leases, of $1,237,868 and $1,522,974 on the Company’s consolidated statements of operations and comprehensive loss for the years ended June 30, 2023 and 2024, respectively.

The Company made payments of $1,141,142 and $1,342,709 under the lease agreements during the year ended June 30, 2023 and 2024, respectively.

The weighted-average remaining lease term related to the Company’s lease liabilities as of June 30, 2023 and 2024 was 4 years and 2.7 years, respectively.

The discount rate related to the Company’s lease liabilities as of June 30, 2023 and 2024 was 8.1% and 7.9%. The discount rates are generally based on estimates of the Company’s incremental borrowing rate, as the discount rates implicit in the Company’s leases cannot be readily determined.

NOTE 12. ACCRUED LIABILITIES AND OTHER PAYABLES

As of June 30, 2023 and 2024, accrued liabilities and other payables consisted of the following:

	As of June 30,	As of June 30,
	2023	2024
Joint venture investment payable	$-	$9,000,000
Other payables	148,197	575,115
Accrued salaries and related benefits	97,314	432,863
Accrued expenses	35,850	1,012,353
Reserve for product returns	-	717,058
Other tax payable	-	950
Total	$281,361	$11,738,339

NOTE 13. RELATED PARTY TRANSACTIONS

a)	The table below sets forth the major related parties and their relationships with the Company:

Name of related parties and Relationship with the Company
- Tuanfang Liu is the Co-Chief Executive Officer and Chairman of the Company.
- Jiangyan Zhu is the wife of Tuanfang Liu and a director of the Company.
- Eigate (Hong Kong) Technology Co., Limited (“Eigate”) is a wholly-owned and controlled by the Company’s Chairman.
- Aspire Global is a company controlled by the Chairman of the Company.
- Aspire International Hong Kong Limited is a wholly-owned subsidiary of Aspire Global.
- Shenzhen Yi Jia, a Chinese company that is 95% owned by the Company’s Chairman and 5% by the Chairman’s cousin.

b)	Tuanfang Liu is also Aspire Global’s chief executive officer and a director of both the Company and Aspire Global, and his wife, Jiangyan Zhu, is also a director of both companies. As of June 30, 2024, Mr. Liu and Ms. Zhu beneficially own 66.5% and 5.0%, respectively, of the outstanding shares of Aspire Global. As of June 30, 2024, Mr. Liu and Ms. Zhu beneficially own 58.9% and 4.4%, respectively, of the outstanding shares of the Company.

c)	The balances due to related parties at June 30, 2023 and 2024 represent amounts due to Shenzhen Yi Jia of $710,910 and $0, respectively. The balances are all non-interest bearing, unsecured, have no due date and are repayable on demand.

d)	For both year ended June 30, 2023 and 2024, the majority of the Company’s tobacco and cannabis vaping products were purchased from Shenzhen Yi Jia. As of June 30, 2023 and 2024, the accounts payable–- related party was $51,698,588 and $67,046,472, respectively, which was payable to Shenzhen Yi Jia. There are no fixed payment terms regarding these balances and they are classified as current liabilities. For the year ended June 30, 2023 and 2024, the purchases from Shenzhen Yi Jia were $83,060,957 and $91,324,614, respectively.

NOTE 14. INCOME TAXES

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

United States

The Company and Aspire North America LLC are each subject to the federal income tax rate of 21% if in a taxable position.

For the year ended June 30, 2023 and 2024 income (loss) before income taxes by major taxing jurisdiction consists of:

	Years ended June 30,
	2023	2024
HK	$7,444,203	$8,150,770
U.S.	(12,202,526)	(20,623,262)
Malaysia	-	(1,013,284)
Total	$(4,758,323)	$(13,485,776)

The reconciliation of the actual income taxes to the amount of tax computed by applying the aforementioned statutory tax rate to pre-tax income is as follows:

	Years ended June 30,
	2023	2024
Federal statutory income tax rate	$(999,248)	$(2,832,013)
State income taxes, net of federal benefit and valuation allowance	-	-
Permanent Differences	40,311	77,429
Foreign Rate Differential	(370,425)	(460,014)
Change in valuation allowance	2,574,665	4,427,175
Others	-	69,469
Income tax expense	$1,245,303	$1,282,046

The Company’s effective tax rate for the years ended June 30, 2023 and 2024, was different from the United States statutory income tax rate due primarily to the U.S. and Malaysia subsidiaries being in a loss position and the Hong Kong subsidiary being in an income position. No tax benefit has been recognized for this current losses and the related carryforward losses of these subsidiary, as a full valuation allowance has been established against the deferred tax asset arising from the losses.

As at June 30, 2024, there were unrecognized deferred tax assets of $13,029,870, out of which $7,006,420 were federal, state, and foreign net operating loss carryforwards that may result in future income tax benefits, resulting from net operating losses of $24,310,876, $23,740,602, and $1,013,283, respectfully. Pursuant to the Tax Cuts and Jobs Act enacted by the U.S. federal government in December 2017. For federal income tax purposes, NOL carryovers generated for tax years beginning January 1, 2018 can be carried forward indefinitely but will be subject to a taxable income limitation. State NOLs will begin expiring in 2043 and foreign NOLs will begin expiring in 2034.

The amount of the valuation allowance as of June 30, 2024 was $11,850,516, resulting from an addition of $7,350,072 to the valuation allowance of $4,500,444 as of June 30, 2023. Valuation allowances provided against the deferred tax assets are related to the net operating loss carryforwards, as the Company’s management does not believe that sufficient positive evidence exists to conclude that the benefits of such deferred tax assets are more likely than not to be realized in full.

Deferred tax assets and liabilities represent the future effects on income taxes that result from temporary differences and carryforwards that exist at the balance sheet date, and are measured using enacted rates and provisions of the tax law. Deferred tax assets are recognized for deductible temporary differences as well as tax attributes.

Significant components of the Company’s deferred tax liabilities and assets as of June 30, 2023 and 2024 are as follows:

	Years ended June 30,
	2023	2024
Deferred tax assets:
Net operating loss carryforward	$3,062,787	$7,006,420
Foreign payables	981,956	1,310,900
Accounts receivable impairment	508,980	1,541,584
Share based compensation	-	1,529,346
Lease liabilities	-	939,195
Others	-	702,425
Total deferred tax assets	4,553,723	13,029,870
Less: Valuation allowance	(4,500,444)	(11,850,516)
Net deferred assets	53,279	1,179,354

Deferred tax liabilities:
Property, plant and equipment	(53,279)	(347,779)
Right of use assets	-	(831,575)
Net deferred tax liabilities	(53,279)	(1,179,354)

Net deferred tax asset	$-	$-

Movement of valuation allowance:

	Years ended June 30,
	2023	2024
At the beginning of the year	$1,925,780	$4,500,444
Current year addition	2,574,664	7,350,072
At the end of the year	$4,500,444	$11,850,516

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

NOTE 15. WARRANTS

The following table summarizes information with respect to outstanding warrants to purchase common stock during the years ended June 30, 2023 and 2024:

Name	Warrants Outstanding	Warrants Exercisable	Weighted average exercise price	Weighted average remaining life in months	Aggregate intrinsic value
Outstanding at June 30, 2023	62,100	62,100	8.75	46	-
Granted	111,111	111,111	9.00	119	-
Exercised	-	-	-	-	-
Expired	-	-	-	-	-
Outstanding at June 30, 2024	173,211	173,211	8.91	93	-

On April 3, 2023, the Company issued representative of the underwriters 62,100 warrants. Each warrant entitles the holder to purchase one share of common stock at an exercise price of $8.75, during the period commencing April 3, 2023, and expiring on April 3, 2028. None of the warrants have been exercised yet.

On April 5, 2024, the Company issued a warrant to purchase 111,111 shares of its Common Stock to Berify in a private placement concurrent with the closing of investment in Ike Tech LLC, the joint venture. See Note 9. The Warrant has an exercise price of $9.00 per share, is exercisable immediately, and will expire ten years from the date of issuance, or April 5, 2034. The warrants are equity-classified and recorded at fair value. A third party valuation specialist was engaged to assist management with the fair value estimation and the Black-Scholes option pricing model was adopted to estimate the fair value of the warrants. Key assumptions used in determining fair value were as below:

Year ended June 30, 2023
Time to expiry	10 years
Expected volatility	50%
Risk-free interest rate	4.40%
Expected dividend yield	0%

NOTE 16. STOCK-BASED COMPENSATION

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

Restricted stock

During the year ended June 30, 2024, 148,216 shares of common stock were issued to the Company’s board of directors in settlement of restricted stock granted under the Plan. Restricted stock granted to directors vests over three to six months and was fully vested as of June 30, 2024. The Company recognized share-based compensation expense totaling $826,996 related to the restricted stock issued to the Company’s board of directors, based the grant date fair value of the awards. There is no unrecognized compensation expenses related to these restricted stock awards as of June 30, 2024.

During the year ended June 30, 2024, the Company entered into consulting agreements with two consultants which provide for the issuance of up to 150,000 shares of common stock to each consultant (a total of 300,000 shares of common stock). Under the terms of the consulting agreements, (a) 25,000 shares of common stock vested upon execution of the consulting agreements (a total of 50,000 shares of common stock), (b) 100,000 shares of common stock will vest upon the attainment of five separate sales-based targets, in 20,000 share increments (a total of 200,000 shares of common stock), and (c) 25,000 shares of common stock will vest on October 1, 2027, if the consulting agreements have not been terminated (a total of 50,000 shares of common stock). Upon execution of the consulting agreements, the Company issued a total of 50,000 shares of common stock and recognized stock-based compensation expense totaling $357,000, and estimated the grant date fair value of the restricted stock to be $7.14 per share. The shares of common stock that vest upon the attainment of the sales-based targets include performance-based vesting conditions, which the Company has determined were not probable of being achieved at June 30, 2024. As such, the Company has not recognized any compensation expense as of June 30, 2024, related to the restricted common stock with performance-based vesting conditions. The shares of common stock that vest on October 1, 2027, include time-based vesting criteria. For these shares, the Company recognizes stock-based compensation expense based on the grant date fair value on a straight-line basis over the required service period. For the year ended June 30, 2024, the stock-based compensation expense related to the restricted common stock with time-based vesting conditions was not material.

During the year ended June 30, 2024, 3,750,000 stock options and 637,235 RSUs were granted to the Company’s employees under the Plan. See below for details.

Stock Options

The following is a summary of stock option activity transactions as of and for the year ended June 30, 2023 and June 30, 2024:

	Number Of options	Weighted average exercise price	Weighted average fair value per option	Weighted average remaining contractual life in years
Outstanding at June 30, 2023	-	$-	$-	-
Granted	3,750,000	$9.19	$5.19	9.1
Exercised	-	$-	$-	-
Expired	-	$-	$-	-
Forfeiture	(495,000)	$9.81	$5.58	9.2
Outstanding at June 30, 2024	3,255,000	$9.10	$5.13	9.1
Exercisable at June 30, 2024	200,000	$8.66	$4.08	5.0

The aggregate intrinsic value of options outstanding with an exercise price less than the closing price of the Company’s common stock as of June 30, 2024 was $0. Aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the period in excess of the weighted-average exercise price multiplied by the number of options outstanding or exercisable.

Total expense of options vested for the year ended June 30, 2023 and 2024, was $0 and $3,607,816, respectively. The options granted during year ended June 30, 2024 were valued using the binomial option pricing model based on the following range of assumptions:

Year ended June 30, 2023
Exercise multiple	2.8
Expected volatility	50% - 55%
Risk-free interest rate	4.049% - 4.812%
Expected dividend yield	0%

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

	Shares	Weighted average grant date fair value
Unvested, June 30, 2023	-	$-
Granted	637,235	9.46
Vested	(70,000)	7.02
Canceled and forfeited	(83,629)	9.76
Unvested, June 30, 2024	483,606	$9.76

Total expense for the RSUs during the year ended June 30, 2023 and 2024 was nil and $1,588,470.

The following table summarizes the allocation of stock-based compensation in the accompanying consolidated statements of operations and comprehensive loss:

	Years ended June 30,
	2023	2024
General and administrative expenses	$-	$5,885,192
Sales and marketing expenses	-	495,090
Total	$-	$6,380,282

As of June 30, 2024, the Company had approximately $17,517,993 in unrecognized compensation expenses related to all non-vested options and RSUs that will be recognized over the weighted-average period of 2.9 years.

NOTE 17. STOCKHOLDERS’ EQUITY

The Company has authorized the issuance of 140,000,000 shares of common stock, with a par value of $0.0001 per share.

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

The Company has authorized the issuance of 10,000,000 shares of preferred stock, with a par value of $0.0001 per share. As of and for the years ended June 30, 2024 and 2023, there were no shares of preferred stock issued or outstanding.

NOTE 18. LOSS PER SHARE

The following table presents a reconciliation of basic net loss per share:

	Years ended June 30,
	2023 (Restated)	2024
Net loss	$(6,003,626)	$(14,767,822)
Weighted average basic and diluted ordinary shares outstanding	50,725,814	54,812,900
Net loss per basic and diluted share of common stock	$(0.12)	$(0.27)

NOTE 19. COMMITMENTS AND CONTINGENCIES

From time to time, the Company may be subject to legal or regulatory proceedings, investigations and claims incidental to the conduct of its business. The Company is not a party to, nor is the Company aware of, any legal or regulatory proceedings, investigations or claims which, in the opinion of our management, are likely to have a material adverse effect on our business, financial condition or results of operations.

Concurrently with the JV Agreement (see Note 9), Ispire entered into an exclusive supply agreement with Berify, whereby Ispire is obligated to purchase all Bluetooth enabled integrated circuits to be used on vape type devices to control the activation of the device that are to be sold to IKE at cost plus a 20% mark-up. In addition, IKE entered into an exclusive supply agreement with Ispire, whereby IKE is obligated to purchase at cost plus a 5% mark-up all products to be sold by IKE in the nicotine field.

NOTE 20. QUARTERLY FINANCIAL DATA (UNAUDITED AND RESTATED)

The Company is providing restated quarterly unaudited consolidated financial information as of and for the periods ended September 30, 2023, December 31, 2023 and March 31, 2024 in the table below. See Note 2, Restatement of Consolidated Financial Statements for the Year Ended June 30, 2023, for further background concerning the events preceding the restatement of financial information in this Form 10-K.

The restated unaudited condensed consolidated balance sheet items for periods ended September 30, 2023, December 31, 2023, and March 31, 2024, are as follows:

Consolidated Balance Sheet as of September 30, 2023	As Reported	Adjustment	As Restated
Other non-current assets	$660,282	$(489,720)	$170,562
Right-of-use assets – operating leases	4,285,182	218,378	4,503,560
Total other assets	6,793,206	(271,342)	6,521,864
Total assets	88,406,605	(271,342)	88,135,263
Operating lease liability - current	1,207,234	(98,668)	1,108,566
Total current liabilities	54,006,421	(98,668)	53,907,753
Operating lease liability – net of current portion	3,387,844	(300,679)	3,087,165
Total liabilities	57,394,265	(399,347)	56,994,918
Retained earnings	4,473,189	128,005	4,601,194
Total stockholders’ equity	31,012,340	128,005	31,140,345
Total liabilities and stockholders’ equity	88,406,605	(271,342)	88,135,263

Consolidated Balance Sheet as of December 31, 2023	As Reported	Adjustment	As Restated
Other non-current assets	$727,766	$(428,505)	$299,261
Right-of-use assets – operating leases	3,969,437	239,403	4,208,840
Total other assets	7,572,387	(189,102)	7,383,285
Total assets	90,580,155	(189,102)	90,391,053
Operating lease liability - current	1,244,565	(100,621)	1,143,944
Total current liabilities	58,524,982	(100,621)	58,424,361
Operating lease liability – net of current portion	3,067,909	(246,899)	2,821,010
Total liabilities	61,592,891	(347,520)	61,245,371
Retained earnings	450,865	158,418	609,283
Total stockholders’ equity	28,987,264	158,418	29,145,682
Total liabilities and stockholders’ equity	90,580,155	(189,102)	90,391,053

Consolidated Balance Sheet as of March 31, 2024	As Reported	Adjustment	As Restated
Other non-current assets	$725,979	$(428,505)	$297,474
Right-of-use assets – operating leases	3,636,104	255,264	3,891,368
Total other assets	9,496,679	(173,241)	9,323,438
Total assets	108,149,216	(173,241)	107,975,975
Operating lease liability - current	1,275,923	(102,577)	1,173,346
Total current liabilities	69,743,043	(102,577)	69,640,466
Operating lease liability – net of current portion	2,730,574	(253,709)	2,476,865
Total liabilities	72,473,617	(356,286)	72,117,331
Retained earnings (accumulated deficit)	(5,498,886)	183,045	(5,315,841)
Total stockholders’ equity	35,675,599	183,045	35,858,644
Total liabilities and stockholders’ equity	108,149,216	(173,241)	107,975,975

The restated unaudited condensed consolidated statement of operations and comprehensive loss items for the three months ended September 30, 2023, and the three and six months ended December 31, 2023, and the three and nine months ended March 31, 2024, are as follows:

Consolidated Statement of Operations and Comprehensive Loss for the three months ended September 30, 2023	As Reported	Adjustment	As Restated
Cost of revenue	$35,976,355	$43,444	$36,019,799
Gross profit	6,888,292	(43,444)	6,844,848
Sales and marketing expenses	1,068,663	(43,444)	1,025,219
General and administrative expenses	6,730,902	(33,028)	6,697,874
Total operating expenses	7,799,565	(76,472)	7,723,093
Loss from operations	(911,273)	33,028	(878,245)
Loss before income taxes	(878,570)	33,028	(845,542)
Income taxes	(496,045)	-	(496,045)
Net loss	(1,374,615)	33,028	(1,341,587)
Comprehensive loss	(1,330,152)	33,028	(1,297,124)
Net loss per share:
Basic and diluted	$(0.03)	$(0.01)	$(0.02)

Consolidated Statement of Operations and Comprehensive Loss for the three months ended December 31, 2023	As Reported	Adjustment	As Restated
Cost of revenue	$35,309,355	$123,308	$35,432,663
Gross profit	6,376,206	(123,308)	6,252,898
Sales and marketing expenses	1,517,715	(123,308)	1,394,407
General and administrative expenses	8,809,127	(30,412)	8,778,715
Total operating expenses	10,326,842	(153,720)	10,173,122
Loss from operations	(3,950,636)	30,412	(3,920,224)
Loss before income taxes	(3,670,144)	30,412	(3,639,732)
Income taxes	(352,180)	-	(352,180)
Net loss	(4,022,324)	30,412	(3,991,912)
Comprehensive loss	(3,907,997)	30,412	(3,877,585)

Consolidated Statement of Operations and Comprehensive Loss for the six months ended December 31, 2023	As Reported	Adjustment	As Restated
Cost of revenue	$71,285,710	$166,752	$71,452,462
Gross profit	13,264,498	(166,752)	13,097,746
Sales and marketing expenses	2,586,378	(166,752)	2,419,626
General and administrative expenses	15,540,029	(63,440)	15,476,589
Total operating expenses	18,126,407	(230,192)	17,896,215
Loss from operations	(4,861,909)	63,440	(4,798,469)
Loss before income taxes	(4,548,714)	63,440	(4,485,274)
Income taxes	(848,225)	-	(848,225)
Net loss	(5,396,939)	63,440	(5,333,499)
Comprehensive loss	(5,238,149)	63,440	(5,174,709)

Consolidated Statement of Operations and Comprehensive Loss for the three months ended March 31, 2024	As Reported	Adjustment	As Restated
General and administrative expenses	10,047,116	(24,628)	10,022,488
Total operating expenses	11,801,876	(24,628)	11,777,248
Loss from operations	(5,679,923)	24,628	(5,655,295)
Loss before income taxes	(5,694,266)	24,628	(5,669,638)
Income taxes	(255,485)	-	(255,485)
Net loss	(5,949,751)	24,628	(5,925,123)
Comprehensive loss	(5,938,963)	24,628	(5,914,335)

Consolidated Statement of Operations and Comprehensive Loss for the nine months ended March 31, 2024	As Reported	Adjustment	As Restated
Cost of Revenue	95,178,793	166,752	95,345,545
Gross Profit	19,386,451	(166,752)	19,219,699
Sales and marketing expenses	4,341,138	(166,752)	4,174,386
General and administrative expenses	25,587,145	(88,068)	25,499,077
Total operating expenses	29,928,283	(254,820)	29,673,463
Loss from operations	(10,541,832)	88,068	(10,453,764)
Loss before income taxes	(10,242,980)	88,068	(10,154,912)
Income taxes	(1,103,710)	-	(1,103,710)
Net loss	(11,346,690)	88,068	(11,258,622)
Comprehensive loss	(11,177,112)	88,068	(11,089,044)

The restated unaudited condensed consolidated statement of cash flows items for the three months ended September 30, 2023, the six months ended December 31, 2023, and the nine months ended March 31, 2024, are as follows:

Consolidated Statement of Cash Flows for the three months ended September 30, 2023	As Reported	Adjustment	As Restated
Net loss	$(1,374,615)	$33,028	$(1,341,587)
Right-of-use assets amortization	312,938	(25,458)	287,480
Operating lease liabilities	—	(249,932)	(249,932)
Net cash used in operating activities	(12,880,245)	(242,182)	(13,122,607)
Principal portion of lease payment	(242,182)	242,182	—
Net cash used in financing activities	(945,504)	242,182	(703,322)
Supplemental non-cash investing and financing activities:
Leased assets obtained in exchange for operating lease liabilities	—	537,307	537,307

Consolidated Statement of Cash Flows for the six months ended December 31, 2023	As Reported	Adjustment	As Restated
Net loss	$(5,396,939)	$63,440	$(5,333,499)
Right-of-use assets amortization	—	582,201	582,201
Prepaid expenses and other current assets	199,970	(61,215)	138,755
Operating lease liabilities	103,897	(584,426)	(480,529)
Net cash used in operating activities	(20,232,049)	—	(20,232,049)
Supplemental non-cash investing and financing activities:
Leased assets obtained in exchange for operating lease liabilities	507,292	30,015	537,307

Consolidated Statement of Cash Flows for the nine months ended March 31, 2024	As Reported	Adjustment	As Restated
Net loss	$(11,346,690)	$88,068	$(11,258,622)
Right-of-use assets amortization	—	899,672	899,672
Prepaid expenses and other current assets	1,732,122	(61,215)	1,670,907
Operating lease liabilities	131,253	(926,525)	(795,272)
Net cash used in operating activities	(16,878,126)	—	(16,878,126)
Supplemental non-cash investing and financing activities:
Leased assets obtained in exchange for operating lease liabilities	495,739	41,568	537,307

NOTE 21. SUBSEQUENT EVENT

On September 24, 2024, David Hessler and the Company agreed to transition his role from our Chief Operating Officer to a consulting role. Mr. Hessler’s wholly owned consulting entity, Synergie Conseils SARL (“Synergie”), and our subsidiary Aspire North America have entered a Consulting Agreement, dated as of September 24, 2024, under which Mr. Hessler, through Synergie, will provide consulting services to the Company for international nicotine related projects (the “Consulting Agreement”). The Consulting Agreement provides for a 10-month term and may be terminated by either party on 3-months’ notice. Synergie will receive a monthly consulting fee of $12,500 and Mr. Hessler will receive the immediate vesting of 25,000 of his non-qualified stock options. Under the Consulting Agreement, Synergie will be paid or reimbursed for Mr. Hessler’s travel time, travel expenses, or any other costs or expenses expressly pre-approved by Aspire North America in writing and supported by documentary evidence.