Form 10-Q
period 2024-09-30
Ispire Technology Inc.
filed 2024-11-12
CIK 1948455

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 12, 2024, there were 56,646,518 shares of common stock outstanding.

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

Although forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under Part I, Item 1A, “Risk Factors” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K for the fiscal year ended June 30, 2024, as well as the headings “Risks Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q and in other reports that we file with the U.S. Securities and Exchange Commission (the “SEC”). You are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.

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

ii

PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements

ISPIRE TECHNOLOGY INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In $USD, except share and per share data)

	September 30, 2024	June 30, 2024
Assets
Current assets:
Cash	$37,731,954	$35,071,294
Restricted cash	24,280	-
Accounts receivable, net	62,359,322	59,734,765
Inventories, net	6,992,025	6,365,394
Prepaid expenses and other current assets	1,406,822	1,400,152
Total current assets	108,514,403	102,571,605
Other assets:
Property, plant and equipment, net	2,662,714	2,582,457
Intangible assets, net	2,015,805	1,375,666
Right-of-use assets – operating leases	3,295,952	3,579,140
Other investment	2,000,000	2,000,000
Equity method investment	10,172,075	10,248,048
Other non-current assets	291,699	284,050
Total other assets	20,438,245	20,069,361
Total assets	$128,952,648	$122,640,966
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$4,341,642	$3,779,723
Accounts payable – related party	76,001,622	67,046,472
Contract liabilities	2,245,505	2,218,166
Accrued liabilities and other payables	12,139,232	11,738,339
Income tax payable	399,995	-
Operating lease liabilities – current portion	1,240,726	1,207,832
Total current liabilities	96,368,722	85,990,532

Other liabilities:
Operating lease liabilities – net of current portion	1,869,951	2,194,094
Total liabilities	98,238,673	88,184,626

Commitments and contingencies

Stockholders’ equity:
Common stock, par value $0.0001 per share; 140,000,000 shares authorized; 56,641,041 and 56,470,636 shares issued and outstanding as of September 30, 2024 and June 30, 2024	5,664	5,647
Preferred stock, par value $0.0001 per share, 10,000,000 shares authorized, no shares issued at September 30, 2024 and June 30, 2024	-	-
Additional paid-in capital	45,224,962	43,217,391
Accumulated deficit	(14,420,057)	(8,825,041)
Accumulated other comprehensive (loss) income	(96,594)	58,343
Total stockholders’ equity	30,713,975	34,456,340
Total liabilities and stockholders’ equity	$128,952,648	$122,640,966

See notes to unaudited condensed consolidated financial statements.

ISPIRE TECHNOLOGY INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In $USD, except share and per share data)

	Three Months Ended September 30,
	2024	2023

Revenue	$39,338,313	$42,864,647
Cost of revenue	31,663,935	36,019,799
Gross profit	7,674,378	6,844,848
Operating expenses:
Sales and marketing expenses	2,992,247	1,025,219
General and administrative expenses	9,945,000	6,697,874
Total operating expenses	12,937,247	7,723,093
Loss from operations	(5,262,869)	(878,245)
Other income (expense):
Interest income	86	72,246
Exchange gain, net	117,585	3,661
Other income (expenses), net	6,935	(43,204)
Total other income, net	124,606	32,703
Loss before income taxes	(5,138,263)	(845,542)
Income taxes - current	(456,753)	(496,045)
Net loss	$(5,595,016)	$(1,341,587)
Other comprehensive (loss) income
Foreign currency translation adjustments	(154,937)	44,463
Comprehensive loss	(5,749,953)	(1,297,124)
Net loss per share
Basic and diluted	$(0.10)	$(0.02)
Weighted average shares outstanding:
Basic and diluted	56,601,320	54,246,212

See notes to unaudited condensed consolidated financial statements.

ISPIRE TECHNOLOGY INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In $USD, except share and per share data)

	Common stock		Additional	Retained Earnings/	Accumulated Other	Total
	Number		Paid-in	(Accumulated	Comprehensive	Shareholders’
	of Shares	Amount	Capital	deficit)	(Loss)/Income	Equity
Balance, July 1, 2024	56,470,636	$5,647	$43,217,391	$(8,825,041)	$58,343	$34,456,340

Net loss	-	-	-	(5,595,016)	-	(5,595,016)

Issuance of common stock for equity incentives	170,405	17	1,119,094	-	-	1,119,111

Share based compensation expenses	-	-	888,477	-	-	888,477

Foreign currency translation adjustment	-	-	-	-	(154,937)	(154,937)

Balance, September 30, 2024	56,641,041	$5,664	$45,224,962	$(14,420,057)	$(96,594)	$30,713,975

Balance, July 1, 2023	54,222,420	$5,422	$25,685,475	$5,942,781	$(163,768)	$31,469,910

Net loss	-	-	-	(1,341,587)	-	(1,341,587)

Issuance of common stock for equity incentives	46,572	5	325,611	-	-	325,616

Share based compensation expenses	-	-	641,943	-	-	641,943

Foreign currency translation adjustment	-	-	-	-	44,463	44,463
Balance, September 30, 2023	54,268,992	$5,427	$26,653,029	$4,601,194	$(119,305)	$31,140,345

See notes to unaudited condensed consolidated financial statements.

ISPIRE TECHNOLOGY INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In $USD, except share and per share data)

	Three Months ended September 30,
	2024	2023
Net loss:	$(5,595,016)	$(1,341,587)
Adjustments to reconcile net income from operations to net cash provided by operating activities:
Depreciation and amortization	204,807	29,161
Credit loss expenses	3,102,081	225,487
Right-of-use assets amortization	283,188	287,481
Stock-based compensation expenses	2,007,588	967,560
Inventory reserve	73,692	-
Loss from equity method investment	75,973	-
Changes in operating assets and liabilities:
Accounts receivable, net	(5,726,638)	(14,710,476)
Inventories	(700,323)	1,863,080
Other current and non-current assets	(14,319)	1,603,180
Accounts payable	9,517,069	(2,449,276)
Contract liabilities	(87,402)	281,529
Accrued liabilities and other payables	360,697	(124,950)
Income tax payable	399,995	496,138
Lease liabilities	(291,249)	(249,753)
Net cash provided by (used in) operating activities	$3,610,143	$(13,122,426)

Cash flows from investing activities:
Purchase of property, plant and equipment	(268,781)	(533,122)
Acquisition of intangible assets	(656,422)	(255,650)
Net cash used in investing activities	$(925,203)	$(788,772)

Cash flows from financing activities:
Repayments of advances from a related party	-	(703,323)
Net cash used in financing activities	$-	$(703,323)

Net increase (decrease) in cash, restricted cash and equivalents	2,684,940	(14,614,521)
Cash, restricted cash and equivalents - beginning of period	35,071,294	40,300,573
Cash, restricted cash and equivalents - end of period	$37,756,234	$25,686,052

Reconciliation of cash, restricted cash and equivalents
Cash and cash equivalents	$37,731,954	$25,686,052
Restricted cash	24,280	-
Total cash, restricted cash and equivalents	37,756,234	25,686,052

Supplemental non-cash investing and financing activities
Leased assets obtained in exchange for operating lease liabilities	$-	$537,307

Supplemental cash flow disclosure
Cash paid for income taxes	$44,738	$-
Cash paid for interest	$11,464	$-

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

In July 2024, the Company established a wholly-owned subsidiary, Aspire AME Electronic Cigarettes Trading LLC (“Ispire UAE”) under the laws of the United Arab Emirates (“UAE”), in order to establish sales and marketing in the UAE.

The following table sets forth information concerning the Company and its subsidiaries as of September 30, 2024:

Name of Entity	Date of Organization	Place of Organization	% of Ownership	Principal Activities
Ispire Technology Inc.	June 13, 2022	Delaware	Parent Company	Holding Company
Ispire International	July 6, 2022	BVI	100%	Holding Company
Aspire North America	February 22, 2020	California	100%	Research and Development, Sales and Marketing
Aspire Science	December 9, 2016	Hong Kong	100%	Sales and Marketing
Ispire Malaysia	August 2, 2023	Malaysia	100%	Manufacturing, Sales and Marketing
Ispire Global Products LLC	January 19, 2024	Delaware	100%	Sales and Marketing
Aspire AME Electronic Cigarettes Trading LLC	July 19, 2024	UAE	100%	Sales and Marketing

Ispire Technology Inc. is a holding company and does not engage in any active operations. Its business is mainly conducted by its two operating subsidiaries, Aspire North America, which is engaged in the development, marketing and sales of cannabis vapor products, which were introduced in mid-2020, and Aspire Science, which is engaged in the marketing and sales of tobacco vaping products, and the products are mainly sold in Europe and Asia Pacific (excluding People’s the Republic of China (“PRC”).

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The unaudited condensed consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present a fair statement of the Company’s consolidated financial position as of September 30, 2024 and the results of operations for the three months ended September 30, 2024 and 2023. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and applicable rules and regulations of the United States Securities and Exchange Commission ("SEC") and accordingly do not include all of the disclosures normally made in the Company’s annual consolidated financial statements. Accordingly, these unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended June 30, 2024.

The unaudited condensed consolidated balance sheet as of June 30, 2024 has been derived from the audited consolidated financial statements at such date. The results of operations for the three months ended September 30, 2024 are not necessarily indicative of the results of operations that may be expected for any other interim periods or for the year ending June 30, 2025.

Use of significant estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates include allowance for credit losses, revenue recognition, fair value of equity instruments, inventory reserve, incremental borrowing rate, and determination of the valuation allowances for deferred taxes. Actual results could differ from those estimates.

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

When management determines that certain inventories may not be saleable, or there is an indicator that certain inventory costs may exceed expected market value, the Company will record the difference between the cost and the net realizable value as a write down of inventories. The net realizable value is determined based on the estimated selling price, in the ordinary course of business, less estimated costs necessary to make the sale. The Company records an allowance for slow moving and potentially obsolete inventory based upon recent sales history, the quantity of inventory on-hand, and an estimate of expected sellable life of the inventory. The Company periodically reviews inventory to identify slow moving inventories and compares the forecast sales with the quantities and expected sellable life of inventory. Any inventories identified during this process are reserved for at rates based upon management’s judgment and historical rates. The quantity thresholds and reserve rates are based on management’s judgment and knowledge of current and projected demand. The reserve estimates may, therefore, be revised if there are changes in the overall market for the Company’s products or market changes that in management’s judgment, impact its ability to sell potentially obsolete inventory. As of September 30, 2024 and June 30, 2024, the Company recorded inventory reserves of $279,286 and $205,594, respectively.

Intangible assets

Intangible assets refer to capitalized external costs, such as filing fees and associated attorney fees, incurred to obtain issued patents and patent license rights. The Company expenses costs associated with maintaining patents subsequent to their issuance in the period incurred. Capitalized patent costs are amortized on a straight-line basis over estimated useful lives of 15 – 20 years, which are based on the length of the license agreements as the Company expects to receive economic benefits over that time. The Company assesses the potential impairment to capitalized patent costs when events or changes in circumstances indicate that the carrying amount of our patent portfolio may not be recoverable. $656,422 and $255,650 of patent fees were capitalized during the three months ended September 30, 2024 and 2023. The amortization of the intangible assets was $16,283 and $0 for the three months ended September 30, 2024 and 2023 respectively. The amortization expenses were included in the general and administrative expenses.

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

Disaggregated Revenue

The Company has taken into consideration the nature, amount, timing, and uncertainty of revenue and cash flows, and has determined to disaggregate its net sales by region. The net sales disaggregated by region for the three months ended September 30, 2024 and 2023, were as follows:

	For the three months ended September 30,
	2024	2023
Europe	$21,951,373	$19,862,252
North America (the U.S. and Canada)	9,736,888	17,867,365
Asia Pacific (excluding PRC)	3,875,384	5,077,308
Others	3,774,668	57,722
Total	39,338,313	42,864,647

Cost of revenue

Cost of revenue for the three months ended September 30, 2024 and 2023 consisted primarily of the cost of purchasing vaping products, freight-in cost and inventory impairment, which were mostly purchased from a related party. See Note 10.

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

For stock-based payment awards with time-based vesting conditions, the resulting cost is recognized over the period during which an employee or service provider is required to provide service in exchange for the awards, usually the vesting period. For stock-based payment awards with performance-based vesting conditions, the Company will estimate the probability that the performance condition will be met at each reporting date. Stock-based compensation expense is only recognized for stock-based payment awards that are probable of vesting.

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

Customer and Supplier Concentration

For the three months ended September 30, 2024 and 2023, the Company’s major customers, who accounted for more than 10% of the Company’s consolidated revenue, were as follows:

	Three months ended September 30,
	2024	2023
Major Customers
Customer A	21%	35%
Customer B	14%	*
Customer C	*	16%

*	Represented less than 10% of consolidated revenue.

For the three months ended September 30, 2024 and 2023, the Company’s suppliers, who accounted for more than 10% of the Company’s total purchases, were as follows:

	Three months ended September 30,
	2024	2023
Major Suppliers
D(1)	96%	69%

(1)	Major supplier D is Shenzhen Yi Jia, a Chinese company that is 95% owned by the Company’s co-chief executive officer and principal stockholder. See Note 10.

Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and accounts receivable. The Company maintains its cash in financial institutions. Accounts at United States financial institutions are insured by the Federal Deposit Insurance Corporation(“FDIC”) up to $250,000. Accounts at Malaysian financial institutions are insured by the Perbadanan Insurans Deposit Malaysia (“PIDM”) up to RM250,000. The Hong Kong Deposit Protection Board pays compensation up to a limit of Hong Kong Dollar (“HKD”) 500,000. The Company may carry cash balances at financial institutions in excess of the insured limits. The amount in excess of the deposit insurance as of September 30, 2024 and June 30, 2024 was $37,355,502 and $34,698,647. The Company has not experienced losses on these accounts and management believes, based upon the quality of the financial institutions, that the credit risk with regard to these deposits is not significant.

As of September 30, 2024 and June 30, 2024, the Company’s customers, whose accounts receivable balances accounted for more than 10% of the Company’s total accounts receivable, were as follows:

	As of September 30,	As of June 30,
Customers	2024	2024
E	15%	16%

3. CASH AND CASH EQUIVALENTS, RESTRICTED CASH

Below is a breakdown of the Company’s cash balances in banks as of September 30, 2024 and June 30, 2024, both by geography and by currencies (translated into U.S. dollars):

	As of September 30,	As of June 30,
By Geography:	2024	2024
Cash in HK	$36,359,643	$32,667,486
Cash in U.S.	1,272,115	2,240,874
Cash in Malaysia	100,196	162,934
Total	$37,731,954	$35,071,294

By Currency:
USD	$27,949,900	$25,399,331
RM	95,025	88,598
HKD	66,038	121,628
EUR	9,960	13,056
GBP	23,444	22,233
RMB	9,587,587	9,426,448
Total	$37,731,954	$35,071,294

“HKD” refers to Hong Kong dollars, “GBP” refers to British pounds, “EUR” refers to Euros and “RM” refers to Malaysia ringgit.

As of September 30, 2024 and June 30, 2024, restricted cash totaled $24,280 and $0, and is included in Malaysia in RM. It represents a bank guarantee with the customs department in Malaysia. This amount will be reviewed annually and may increase depending on the Company’s Malaysian import and export forecasts for the coming year.

4. ACCOUNTS RECEIVABLE, NET

As of September 30, 2024 and June 30, 2024, accounts receivable consisted of the following:

	As of September 30,	As of June 30,
	2024	2024
Accounts receivable – gross	$69,737,923	$65,620,003
Allowance for credit losses	(7,378,601)	(5,885,238)
Accounts receivable, net	$62,359,322	$59,734,765

The Company recorded $3,102,081 and $225,487 bad debt expense for the three months ended September 30, 2024 and 2023, respectively. For the three months ended September 30, 2024 and 2023, the Company wrote off accounts receivable against allowance for credit losses of $1,608,718 and $628,359, respectively.

Activity in the allowance for credit losses is below:

	For the three months ended September 30,
	2024	2023
Balance at July 1	$5,885,238	$1,498,806
Current period provision for expected losses	3,102,081	225,487
Write-offs charged against the allowance	(1,608,718)	(628,359)
Balance at September 30	7,378,601	1,095,934

5. PROPERTY, PLANT AND EQUIPMENT, NET

As of September 30, 2024 and June 30, 2024, property, plant and equipment consisted of the following:

	As of September 30,	As of June 30,
	2024	2024
Leasehold improvements	$1,363,656	$1,363,654
Office and other equipment	1,655,479	1,466,840
Furniture and fixtures	345,785	270,983
Construction-in-progress	41,821	36,483
	3,406,741	3,137,960
Less: accumulated depreciation	(744,027)	(555,503)
Total	$2,662,714	$2,582,457

For the three months ended September 30, 2024 and 2023, depreciation expense amounted to $188,524 and $29,118, respectively.

6. EQUITY METHOD INVESTMENT

On April 5, 2024, Aspire North America entered into a capital contribution, subscription, and joint venture agreement with several other parties. Pursuant to joint venture agreement, the parties created a legal entity, IKE Tek LLC (“IKE”), whose business will be licensing, owning, operating and developing an industry-standard age-verification solution for vapor (e-cigarette) devices in the U.S. market as the related planned submission of PMTA applications that seek FDA marketing orders for cutting-edge technologies across the U.S. e-cigarette market. Ispire contributed $1 million to IKE in cash for funding its operating activities, and entered into a binding commitment to make an additional capital contribution to IKE in the aggregate amount of up to $9 million. In exchange for Ispire’s total investment of $10 million, IKE issued to Ispire membership interests in an aggregate amount initially equal to forty percent (40%) of the membership interests in IKE.

As of September 30, 2024, the investment in joint venture accounted for under the equity method amounted to $10,172,075. As of September 30, 2024, the Company noticed no indicator of impairment regarding the investment.

For the three months ended September 30, 2024, the Company’s share of the joint venture’s net loss was $75,973, which was included in “other (expense) income, net” in the consolidated statements of operations and comprehensive loss.

For the three months ended September 30, 2024 and 2023, the Company recorded $37,593 and $0 in other income from IKE from charging administrative fees. As of September 30, 2024 and June 30, 2024, the Company had total accounts receivable of $42,653 and $17,280 due from IKE.

The tables below present the summarized financial information, as provided to the Company by the investee, for the unconsolidated company:

Three months ended September 30, 2024
Net revenue	$-
Gross profit (loss)	-
Loss from operations	189,933
Net loss	189,933

7. CONTRACT LIABILITIES

As of September 30, 2024 and June 30, 2024, the Company had total contract liabilities of $2,245,505 and $2,218,166, respectively. These liabilities are advance deposits received from customers after an order has been placed. As of September 30, 2024, the Company expects all of the contract liabilities to be settled in less than one year. The increase in the balance at September 30, 2024 was due to more orders on hand on that date. The amount of revenue recognized in the three months ended September 30, 2024, that was included in the opening contract liability balance was $1,875,729.

Changes in the contract liabilities is below:

	For the three months ended September 30,
	2024	2023
Balance at July 1	$2,218,166	$988,556
Contract liabilities recognized related to advanced deposits	12,927,906	7,003,322
Revenue recognized in current period	(12,900,567)	(6,701,817)
Balance at September 30	2,245,505	1,290,061

8. LEASES

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

The balances for the right-of-use assets and lease liabilities where the Company is the lessee are presented as follow:

	As of September 30, 2024	As of June 30, 2024
Operating lease right-of-use assets	$3,295,952	$3,579,140

Operating lease liabilities – current	$1,240,726	$1,207,832
Operating lease liabilities – non-current	1,869,951	2,194,094
Total	$3,110,677	$3,401,926

As of September 30, 2023, the maturities of our lease liabilities (excluding short-term leases) are as follows:

As of September 30, 2024
October 1, 2024 to September 30, 2025	1,423,190
October 1, 2025 to September 30, 2026	1,269,708
October 1, 2026 to September 30, 2027	684,329
Total future lease payments	3,377,227
Less: imputed interest	(266,550)
Total lease liabilities	3,110,677

The Company incurred lease costs, which include the payment of short-term leases, of $382,559 and $278,441 on the Company’s consolidated statements of operations and comprehensive loss for the three months ended September 30, 2024 and 2023, respectively.

The Company made payments of $390,620 and $309,252 under the lease agreements during three months ended September 30, 2024 and 2023, respectively.

The weighted-average remaining lease term related to the Company’s lease liabilities as of September 30, 2024 and June 30, 2024 was 2.4 years and 2.7 years, respectively.

The discount rate related to the Company’s lease liabilities as of September 30, 2024 and June 30, 2024 was 7.8% and 7.9%. The discount rates are generally based on estimates of the Company’s incremental borrowing rate, as the discount rates implicit in the Company’s leases cannot be readily determined.

9. ACCRUED LIABILITIES AND OTHER PAYABLES

As of September 30, 2024 and June 30, 2024, accrued liabilities and other payables consisted of the following:

	As of September 30,	As of June 30,
	2024	2024
Joint venture investment payable	$9,000,000	$9,000,000
Other payables	820,705	575,115
Accrued salaries and related benefits	71,835	432,863
Accrued expenses	1,179,380	1,012,353
Reserve for product returns	1,066,362	717,058
Other tax payable	950	950
Total	$12,139,232	$11,738,339

10. RELATED PARTY TRANSACTIONS

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
- Aspire International Hong Kong Limited is a wholly-owned subsidiary of Aspire Global.
- Shenzhen Yi Jia, a Chinese company that is 95% owned by the Company’s Chairman and 5% by the Chairman’s cousin.
- IKE Tek LLC, a join venture that the Company has 40% membership interests in

b)	Tuanfang Liu is also Aspire Global’s chief executive officer and a director of both the Company and Aspire Global, and his wife, Jiangyan Zhu, is also a director of both companies. As of September 30, 2024, Mr. Liu and Ms. Zhu beneficially own 66.5% and 5.0%, respectively, of the outstanding shares of Aspire Global. As of September 30, 2024, Mr. Liu and Ms. Zhu beneficially own 58.7% and 4.4%, respectively, of the outstanding shares of the Company.

c)	For the three months June 30, 2024 and 2023, the majority of the Company’s tobacco and cannabis vaping products were purchased from Shenzhen Yi Jia. As of September 30, 2024 and June 30, 2024, the accounts payable–related party was $76,001,622 and $67,046,472, respectively, which was payable to Shenzhen Yi Jia. Pricing for products purchased from Shenzhen Yi Jia is determined by the volume of products ordered and shall be the most favorable market price offered by Shenzhen Yi Jia in negotiations. There are no fixed payment terms regarding these balances and they are classified as current liabilities. The relationship between the related parties, including the payment terms, is reviewed on a quarterly basis. As long as strategic objectives are met, the Company expects the relationship will continue without significant modification. For the three months ended September 30, 2024 and 2023, the purchases from Shenzhen Yi Jia were $30,583,105 and $23,518,413, respectively.

11. INCOME TAXES

For the three months ended September 30, 2024 and 2023 loss before income taxes consists of:

	Three months ended September 30,
	2024	2023
HK	$2,931,192	$3,152,076
U.S.	(7,776,892)	(3,909,003)
Malaysia	(292,563)	(88,615)
Total	$(5,138,263)	$(845,542)

Income taxes recorded for the three months ended September 30, 2024 and 2023, were estimated using the discrete method. Income taxes are based on the Company’s financial results through the end of the period, as well as the related change in the valuation allowance on deferred tax assets. The Company is unable to estimate the annual effective tax rate with sufficient precision for purposes of the effective tax rate method, which requires the Company to consider a projection of full-year income and the expected change in the valuation allowance. The estimated annual effective tax rate method was not reliable due to its sensitivity to small changes to forecasted annual pre-tax earnings and the effect of the valuation allowance, which create results with significant variations in the customary relationship between income tax expense and pre-tax income for the interim periods. As a result, the Company determined that using the discrete method is more appropriate than using the annual effective tax rate method.

The Company’s effective tax rate from operations was (8.89%) and (58.67%) for the three months ended September 30, 2024 and 2023, respectively. The Company’s effective tax rate differs from the federal statutory rate of 21% in each period primarily due to the Company’s net loss position, nondeductible expenses, and valuation allowance.

As of September 30, 2024, income tax expense of $456,753 was from income generated during the three months ended September 30, 2024. At September 30, 2023, income tax expense of $496,045 was from income generated during the three months ended September 30, 2023. All income tax expenses arose solely from Hong Kong operation.

12. STOCK-BASED COMPENSATION

In October 2022, the board of directors and stockholders of the Company approved the 2022 Equity Incentive Plan (as amended, the “Plan”) pursuant to which up to 15,000,000 shares of common stock may be issued pursuant to options, restricted stock or RSUs grants. The Plan is administered by the Compensation Committee of the Board of Directors. Awards under the Plan may be granted to officers, directors, employees and those consultants who qualify as a consultant or advisor under the instructions to the Company’s Form S-8 (File No. 333-273458) filed with U.S. Securities and Exchange Commission on July 26, 2023. The Compensation Committee has broad discretion in making awards, provided that any options shall be exercisable at the fair market value on the date of grant.

Restricted stock

During the three months ended September 30, 2024, 20,405 shares of common stock were issued to the Company’s board of directors and service provider in settlement of restricted stock granted under the Plan. Restricted stock granted to directors and service provider vests over three months and was fully vested as of September 30, 2024. The Company recognized share-based compensation expense totaling $157,611 related to the restricted stock issued to the Company’s board of directors, based the grant date fair value of the awards. There is no unrecognized compensation expenses related to these restricted stock awards as of September 30, 2024.

The Company entered into consulting agreements with two consultants in June 2024, which provide for the issuance of up to 150,000 shares of common stock to each consultant (a total of 300,000 shares of common stock). Under the terms of the consulting agreements, (a) 25,000 shares of common stock vested upon execution of the consulting agreements (a total of 50,000 shares of common stock, issued during the year ended June 30, 2024), (b) 100,000 shares of common stock will vest upon the attainment of five separate sales-based targets, in 20,000 share increments (a total of 200,000 shares of common stock), and (c) 25,000 shares of common stock will vest on October 1, 2027, if the consulting agreements have not been terminated (a total of 50,000 shares of common stock). The Company estimated the grant date fair value of the shares issuable under the consulting agreements to be $7.14 per share.

In July 2024, the Company entered into consulting agreements with two consultants, which provide for the issuance of up to 140,000 shares of common stock to each consultant (a total of 280,000 shares of common stock). Under the terms of the consulting agreements, these 140,000 shares of common stock will vest upon the attainment of six separate sales-based targets, in 20,000 share increments, if the consulting agreements have not been terminated.

In July 2024, the Company entered into consulting agreements with two consultants, which provide for the issuance of up to 400,000 shares of common stock to each consultant (a total of 800,000 shares of common stock). Under the terms of the consulting agreements, (a) 75,000 shares of common stock vested upon execution of the consulting agreements (a total of 150,000 shares of common stock issued during the three months ended September 30, 2024), (b) 300,000 shares of common stock will vest upon the attainment of three separate sales-based targets, in 100,000 share increments (a total of 300,000 shares of common stock), and (c) 25,000 shares of common stock will vest upon the attainment of one separate sales-based target, if the consulting agreements have not been terminated.

The shares of common stock that vest upon the attainment of the sales-based targets include performance-based vesting conditions, which the Company has determined were not probable of being achieved at September 30, 2024. As such, the Company has not recognized any compensation expense as of September 30, 2024, related to the restricted common stock with performance-based vesting conditions. The shares of common stock that vest on October 1, 2027, include time-based vesting criteria. For these shares, the Company recognizes stock-based compensation expense based on the grant date fair value on a straight-line basis over the required service period. For the quarter ended September 30, 2024, the stock-based compensation expense related to the restricted common stock with time-based vesting conditions was not material.

During the three months ended September 30, 2024, 245,000 stock options and nil RSUs were granted to the Company’s employees under the Plan.

Stock Options

The following is a summary of stock option activity transactions as of and for the three months ended September 30, 2024 and June 30, 2024:

	Number Of options	Weighted average exercise price	Weighted average fair value per option	Weighted average remaining contractual life in years
Outstanding at June 30, 2024	3,255,000	$9.10	$5.13	9.1
Granted	245,000	$7.65	$4.66	9.8
Exercised	-	$-	$-	-
Expired	-	$-	$-	-
Forfeiture	(335,000)	$9.84	$5.59	9.0
Outstanding at September 30, 2024	3,165,000	$8.91	$5.04	8.9
Exercisable at September 30, 2024	627,500	$9.41	$5.07	7.6

The aggregate intrinsic value of options outstanding with an exercise price less than the closing price of the Company’s common stock as of September 30, 2024 was $0. Aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the period in excess of the weighted-average exercise price multiplied by the number of options outstanding or exercisable.

Total expense of options vested for the three months ended September 30, 2024 and 2023, was $567,601 and $505,979, respectively. The options granted during the three months ended September 30, 2024 were valued using the binomial option pricing model based on the following range of assumptions:

	Three months ended September 30, 2024	Three months ended September 30, 2023
Exercise multiple	2.8	2.8
Expected volatility	60%	50%
Risk-free interest rate	3.650% - 4.280%	4.197%
Expected dividend yield	0%	0%

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

	Shares	Weighted average grant date fair value
Unvested, June 30, 2024	483,606	$9.76
Granted	-	-
Vested	-	-
Canceled and forfeited	(21,579)	9.76
Unvested, September 30, 2024	462,027	$9.76

Total expense for the RSUs during the three months ended September 30, 2024 and 2023 was 320,876 and $461,580.

The following table summarizes the allocation of stock-based compensation in the accompanying consolidated statements of operations and comprehensive loss:

	Three months ended September 30,
	2024	2023
General and administrative expenses	$958,393	$967,560
Sales and marketing expenses	1,049,195	-
Total	$2,007,588	$967,560

As of September 30, 2024, the Company had approximately $14,970,232 in unrecognized compensation expenses related to all non-vested options and RSUs that will be recognized over the weighted-average period of 2.9 years.

13. LOSS PER SHARE

The following table presents a reconciliation of basic net loss per share:

	Three months ended September 30,
	2024	2023
Net loss	$(5,595,016)	$(1,341,587)
Weighted average basic and diluted ordinary shares outstanding	56,601,320	54,246,212
Net loss per basic and diluted share of common stock	$(0.10)	$(0.02)

The Company computes earnings per share (“EPS”) in accordance with ASC 260, Earnings per Share. ASC 260 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as net loss divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (for example, convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potentially dilutive shares could dilute basic EPS in the future that were not included in the computation of diluted EPS because to do so would have been antidilutive for the year ended September 30, 2024 and June 30, 2024. Potentially dilutive shares were as follows:

	As of September 30,	As of June 30,
Dilutive securities:	2024	2024
Share options	3,165,000	3,255,000
Unvested restricted stock units	462,027	483,606
Warrants	173,211	173,211
Total	3,800,238	3,911,817

14. COMMITMENTS AND CONTINGENCIES

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

Concurrently with the joint venture agreement (see Note 6), Ispire entered into an exclusive supply agreement with Berify, whereby Ispire is obligated to purchase all Bluetooth enabled integrated circuits to be used on vape type devices to control the activation of the device that are to be sold to IKE at cost plus a 20% mark-up.

15. SUBSEQUENT EVENTS

On October 1, 2024, we granted 273,410 restricted stock units (“RSUs”), each of which represents the right to receive one share of our Common Stock upon vesting, to our President, under our Amended and Restated 2022 Equity Incentive Plan (as amended, the “Plan”). The 273,410 RSUs granted to the President vest, subject to his continued service with us, as follows: 86,705 RSUs vest on November 18, 2024; 86,705 RSUs will vest annually in three equal tranches beginning on November 18, 2025; and 100,000 RSUs will vest annually in two equal tranches beginning on November 18, 2025.

On October 1, 2024, we granted 423,410 RSUs, each of which represents the right to receive one share of our Common Stock upon vesting, to our Chief Legal Officer, under the Plan. The 423,410 RSUs granted to the Chief Legal Officer vest, subject to his continued service with us, as follows: 86,705 RSUs vest on November 18, 2024; 86,705 RSUs will vest annually in three equal tranches beginning on November 18, 2025; and 250,000 RSUs will vest annually in two equal tranches beginning on November 18, 2025.

On October 1, 2024, we granted 433,526 RSUs, each of which represents the right to receive one share of our Common Stock upon vesting, to our Co-Chief Executive Officer, under the Plan. The 433,526 RSUs granted to the Co-Chief Executive Officer vest, subject to his continued service with us, as follows: 216,763 RSUs vest on November 18, 2024; and 216,763 RSUs will vest annually in three equal tranches beginning on November 18, 2025.

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

We currently sell our cannabis vaping hardware in the United States, Canada, South Africa, and Germany. However, we are continuing to develop our sales network across Europe, South America, and other regions in preparation for legalization in these markets. Our cannabis products are sold under the Ispire brand name, primarily on an ODM basis to other cannabis vapor companies including multi and single-state operators, brand owners and co-packers. ODM generally involves the design and customization of the core products to meet each brand’s unique image and needs. Our hardware products are sold by our customers under their own brand names. We do not “touch the cannabis plant” in the production and sale of our hardware products and thus are not subject to the specific cannabis-related regulatory and taxation provisions of the industry (e.g., IRS Code Section 280E).

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

As a result of ENDS regulation noted above, we can sell only one tobacco vaping product line, the Nautilus Prime, in the U.S. Our tobacco vaping sales related to this line in the U.S. were approximately $0.2 million and $0.6 million for the twelve months ended June 30, 2024, and 2023, respectively. Because the volume of sales did not justify the marketing and regulatory costs, we have ceased marketing tobacco vaping products in the U.S.

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

Accounts Receivable

Our business relies on the collection of accounts receivable from our customers in a timely manner to maintain liquidity and support our ongoing operations. The balance of the allowance for credit losses was $7.4 million and $5.9 million at September 30, 2024 and June 30, 2024, respectively. Receivables are written off after exhaustive collection efforts occur and the receivable is deemed uncollectible. The increase is due to write offs after collection efforts, and then general rise in receivables balance and estimate losses.

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

Results of Operations

Three Months Ended September 30, 2024 and 2023

The following table sets forth a summary of our consolidated statements of operations and comprehensive income for the three months ended September 30, 2024 and 2023 (dollars in thousands except per share amounts).

	Three Months ended September 30,
	2024		2023
		% of Revenue		% of Revenue
Revenue	$39,338	100.0%	$42,865	100.0%
Cost of revenue	(31,664)	(80.5)%	(36,020)	(84.0)%
Gross profit	7,674	19.5%	6,845	16.0%
Operating expenses	(12,937)	(32.9)%	(7,723)	(18.0)%
Loss from operations	(5,263)	(13.4)%	(878)	(2.0)%
Other income, net	125	0.3%	33	0.1%
Loss before income taxes	(5,138)	(13.1)%	(845)	(2.0)%
Income taxes	(457)	(1.2)%	(496)	(1.2)%
Net loss	(5,595)	(14.2)%	(1,341)	(3.1)%
Other comprehensive (loss)income	(155)	(0.4)%	44	0.1%
Comprehensive loss	(5,750)	(14.6)%	(1,297)	(3.0)%
Net loss per ordinary share (basic and diluted)	$(0.10)		$(0.02)
Weighted ordinary shares outstanding	56,601,320		54,246,212

Revenue

The following tables set out the breakdown of our revenue percentage by region based on information provided to us by our distributors.

	For the Three Months ended September 30,
	2024	2023
Europe	55.8%	46.4%
North America	24.8%	41.7%
Asia Pacific (excluding PRC)	9.8%	11.8%
Others	9.6%	0.1%
Total	100.0%	100.0%

Our revenue decreased by $3,526,334, or 8.2%, from $42,864,647 for the three months ended September 30, 2023, to $39,338,313 for the three months ended September 30, 2024. The decrease in revenue is the combined effect of (i) decreases in product sales in the United States of $8.1 million from $17.8 million for the three months ended September 30, 2023, to $9.7 million for the three months ended September 30, 2024, offset by (ii) increases in sales of vaping products in Europe of $2.1 million from $19.9 million for the three months ended September 30, 2023 to approximately $22.0 million for the three months ended September 30, 2024, and (iii) increases in sales to other regions of $3.7 million from $0.06 million for the three months ended September 30, 2023 to approximately $3.8 million for the three months ended September 30, 2024, mainly contributed by increase in sales to South Africa of $2.9 million.

Cost of Revenue

Cost of revenue mainly consists of cost of purchases of vaping products, that the majority of the purchase are from Shenzhen Yi Jia though there has been decreased reliance on this factory in 2024 vs 2023. Cost of revenue decreased by $4,355,864, or 12.1%, from $36,019,799 for the three months ended September 30, 2023, to $31,663,935 for the year ended September 30, 2024. The decrease in cost of revenue is in line with decrease in sales.

Gross Profit

The following tables show the revenue, cost of revenue and gross profit of our products (dollars in thousands).

Three Months Ended September 30, 2024
Revenue	Cost of revenue	Gross profit	Gross profit %
$39,338	$31,664	$7,674	19.5%

Three Months Ended September 30, 2023
Revenue	Cost of revenue	Gross profit	Gross profit %
$42,865	$36,020	$6,845	16.0%

Gross profit increased by $829,530, or 12.1%, from $6,844,848 for the three months ended September 30, 2023, to $7,674,378 for the three months ended September 30, 2024, while our gross margin increased from 16.0% to 19.5%. The increase in gross margin was primarily due to changes in product mix with more higher margin products being sold during the three months ended September 30, 2024.

Operating Expenses

Operating expenses increased $5,214,154 or 67.5%, from $7,723,093 for the three months ended September 30, 2023 to $12,937,247 for the three months ended September 30, 2024.

Our sales and marketing expenses mainly consist of employees’ salaries and benefits, marketing expense, travel expenses and others.

Sales and marketing expenses increased by $1,967,028, or 191.9%, from $1,025,219 for the three months ended September 30, 2023 to $2,992,247 for the three months ended September 30, 2024. The increase in sales and marketing expenses was primarily due to an increase in (i) our marketing activities, marketing campaign and trade shows of $0.7 million, (ii) stock-based compensation expense related to selling personnels of $1.0 million for the three months ended September 30, 2024 and (iii) headcount and payroll expense for Aspire Science of $0.1 million.

Our general and administrative expenses mainly consist of employee’s salaries and benefits, rental expense, professional fees, share based payment expenses and other administrative expenses. General and administrative expenses increased by $3,247,126, or 48.5%, from $6,697,874 for the three months ended September 30, 2023 to $9,945,000 for the three months ended September 30, 2024. The increase was primarily due to (i) increase in stock-based compensation expense of $1.0 million for the three months ended September 30, 2024, as compensation and incentive for management, employees and service providers, (ii) increase in bad debt expense as an allowance for credit losses of $1.9 million from accounts resulted from management’s assessment on Company’s account receivables balances.

Other expense(income), net

Other income, net includes interest income, interest expense, exchange gain (loss), net and other income (expense).

Interest income was $72,246 for the three months ended September 30, 2023 and $86 for the three months ended September 30, 2024.

Other expense(income) mainly consists of interest expense, loss on equity method investment, credits from company credit card and other miscellaneous expenses. Other expense(income) increased by $61,603, or 142.6%, from net expense of $43,204 for the three months ended September 30, 2023 to net income of $18,399 for the three months ended September 30, 2024.

Exchange loss(gain) changes by $113,924, or 3111.8%, from net exchange gain of $3,661 for the three months ended September 30, 2023 to net exchange gain of $117,585 for three months ended September 30, 2024.

As a result of these factors, other expense(income), net increased by $91,903, from other income, net of $32,703 for the three months ended September 30, 2023 to other income, net of $124,606 for three months ended September 30, 2024.

Income Taxes

Income taxes decreased by $39,292, or 0.2%, from $496,045 for the three months ended September 30, 2023 to $456,753 for the three months ended September 30, 2024. We had a consolidated net loss for both three month periods ended September 30, 2024 and 2023, which was the combined effect of a profit by Aspire Science and a loss by Aspire North America and Ispire Malaysia. The profit from Aspire Science resulted in a current tax expense. The increase in valuation allowance reflects our view that the taxable income in the future will not be sufficient to utilize the carryforward loss.

Net Loss

As a result of the foregoing, net loss increased by $4,253,429, from net loss of $1,341,587, or $(0.02) per share (basic and diluted) for the three months ended September 30, 2023 to a net loss of $5,595,016, or $(0.10) per share, for the three months ended September 30, 2024.

Liquidity and Capital Resources

The following table summarizes our changes in working capital from June 30, 2024 to September 30, 2024 (dollars in thousands).

	September 30, 2024	June 30, 2024	Change	% Change
Current Assets	$108,514	$102,572	$5,942	5.8%
Current Liabilities	96,369	85,991	10,378	12.1%
Working Capital	12,145	16,581	(4,436)	(26.8)%

The following table sets forth information as to consolidated cash flow information for the three months ended September 30, 2024 and 2023 (dollars in thousands).

	Three Months Ended September 30,		Increase
Consolidated cash flow data:	2024	2023	(Decrease)
Net cash provided by (used in) operating activities	$3,610	$(13,123)	$16,733
Net cash used in investing activities	(925)	(789)	(136)
Net cash used in financing activities	-	(703)	703
Net increase (decrease) in cash and cash equivalents	2,685	(14,615)	17,300

Net cash flow provided by operating activities for the three months ended September 30, 2024 of $3.6 million, reflected our net loss of $5.6 million, adjusted primarily as follows: an add-back of credit loss expenses of $3.1 million, an add-back of stock based compensation expense of $2.0 million, increase in accounts payable of $9.5 million, offset by an increase in accounts receivable of $5.7 million.

Net cash flow used in operating activities for the three months ended September 30, 2023 of $13.1 million, reflected our net loss of $1.3 million, adjusted primarily as follows: an add-back of depreciation of right-of-use assets of $0.4 million, an add-back of stock-based compensation expenses of $1.0 million, an add-back of credit loss expenses of $0.2 million, a decrease in inventories of $1.9 million, a decrease of prepaid expenses and other current assets of $1.6 million, an increase in income tax payable of $0.5 million, offset by an increase in accounts receivable of $14.7 million and a decrease in accounts payable of $2.5 million.

Net cash flow used in investing activities for the three months ended September 30, 2024 of $0.9 million reflected primarily purchase of property, plant and equipment of $0.3 million and acquisition of intangible assets of 0.6 million.

Net cash flow used in investing activities for the three months ended September 30, 2023 of $0.8 million reflected primarily purchase of property, plant and equipment of $0.5 million and acquisition of intangible assets of $0.3 million.

Net cash flow used in financing activities for the three months ended September 30, 2023 of $0.7 million reflected primarily repayments to related parties of $0.7 million.

To date, we have financed our operations primarily through cash flow from operations and working capital accounts payable from our major stockholders, who are our co-chief executive officer and his wife, when necessary. We plan to support our future operations primarily from cash generated from our operations and cash on hand. We believe that our current cash and future cash flows provided by operating activities, and the net proceeds from our initial public offering of $18.3 million will be sufficient to meet our working capital needs in the next 12 months. If we experience an adverse operating environment or incur unanticipated capital expenditure requirements, or if we decide to accelerate our growth, then additional financing may be required. We cannot give any assurance that additional financing will not be required or, if required, would be available on favorable terms if at all. Such financing may include the use of additional debt or the sale of additional equity securities. Any financing which involves the sale of equity securities or instruments that are convertible into equity securities could result in dilution to our stockholders which may be substantial.

The cash at bank held by our Hong Kong operating subsidiary can be freely transferred within our corporate structure without restriction. If our Hong Kong operating subsidiary were to incur additional debt on its own behalf in the future, the instruments governing the debt may restrict the ability of our operating subsidiaries to transfer cash to our U.S. investors.

Contractual Obligations

As of September 30, 2024, and June 30, 2023, we had contract liabilities of $2,245,505 and $2,218,166, respectively. These liabilities are advance deposits received from customers after an order has been placed. We expect all of the contract liabilities to be settled in less than one year.

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

The balances for the right-of-use assets and lease liabilities where we are the lessee are presented as follow:

	As of September 30, 2024	As of June 30, 2024
Operating lease right-of-use assets	$3,295,952	$3,579,140
Operating lease liabilities – current	$1,240,726	$1,207,832
Operating lease liabilities – non-current	1,869,951	2,194,094
Total	$3,110,677	$3,401,926

As of September 30, 2024, the maturities of our lease liabilities (excluding short-term leases) are as follows:

As of September 30, 2024
October 1, 2024 to September 30, 2025	1,423,190
October 1, 2025 to September 30, 2026	1,269,708
October 1, 2026 to September 30, 2027	684,329
Total future lease payments	3,377,227
Less: imputed interest	(266,550)
Total lease liabilities	3,110,677

As of September 30, 2024, we recorded an unpaid $9 million consideration in accrued liabilities and other payables on the consolidated balance sheet for a committed investment of $9 million into a joint venture investment named IKE.

Trend Information

Other than as disclosed elsewhere in this this Form 10-Q, we are not aware of any trends, uncertainties, demands, commitments, or events that are reasonably likely to have a material effect on our net revenues, income from continuing operations, profitability, liquidity or capital resources, or that would cause reported financial information not necessarily to be indicative of future operating results or financial condition.

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

ITEM 4: Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2024, due to (1) the lack of controls needed to enable us to record assets acquired from a controlling stockholder in accordance with GAAP, (2) the lack of controls needed to enable us to evaluate significant estimates, including (i) the sufficiency of inventory reserve for slow-moving inventories and (ii) the credit loss history and use it to evaluate the sufficiency of credit loss reserve for accounts receivable under the Topic 326, (3) the lack of comprehensive accounting policies and procedures manual in accordance with U.S. GAAP and SEC reporting, including IT general controls, and a financial risk assessment to evaluate controls, and (4) the lack of a sufficient complement of personnel with appropriate technical expertise to evaluate complex accounting matters.

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2024, we have continued to develop and implement internal controls over financial reporting particularly in view of the material weakness described above.

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

Item 1A. Risk Factors

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item. Our current risk factors are set forth in our Annual Report on Form 10-K for the fiscal year ended June 30, 2024, filed with the SEC on September 27, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On October 1, 2024, we granted 273,410 restricted stock units (“RSUs”), each of which represents the right to receive one share of our Common Stock upon vesting, to our President, Ted Rouhani, under our Amended and Restated 2022 Equity Incentive Plan (as amended, the “Plan”). The 273,410 RSUs granted to Mr. Rouhani vest, subject to his continued service with us, as follows: 86,705 RSUs vest on November 18, 2024; 86,705 RSUs will vest annually in three equal tranches beginning on November 18, 2025; and 100,000 RSUs will vest annually in two equal tranches beginning on November 18, 2025.

On October 1, 2024, we granted 423,410 RSUs, each of which represents the right to receive one share of our Common Stock upon vesting, to our Chief Legal Officer, Steven Pryzbyla, under the Plan. The 423,410 RSUs granted to Mr. Pryzbyla vest, subject to his continued service with us, as follows: 86,705 RSUs vest on November 18, 2024; 86,705 RSUs will vest annually in three equal tranches beginning on November 18, 2025; and 250,000 RSUs will vest annually in two equal tranches beginning on November 18, 2025.

On October 1, 2024, we granted 433,526 RSUs, each of which represents the right to receive one share of our Common Stock upon vesting, to our Co-Chief Executive Officer, Michael Wang, under the Plan. The 433,526 RSUs granted to Mr. Wang vest, subject to his continued service with us, as follows: 216,763 RSUs vest on November 18, 2024; and 216,763 RSUs will vest annually in three equal tranches beginning on November 18, 2025.

The grants of RSUs under the Plan described above were exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”).

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

Exhibit	Description
3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 (File No. 333-269470) filed with the SEC on January 31, 2023).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2024, filed with the SEC on September 27, 2024).
4.1	Form of Indenture (incorporated by reference to Exhibit 4.5 of the Company’s Registration Statement on Form S-3 (File No. 333-280856) filed with the SEC on July 17, 2024).
31.1*	Certification of Co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Co-Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 12, 2024	ISPIRE TECHNOLOGY INC.

	By:	/s/ Michael Wang
Michael Wang
Co-Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ James Patrick McCormick
James Patrick McCormick
Chief Financial Officer
(Principal Financing and Accounting Officer)