Form 10-Q
period 2024-12-31
Ispire Technology Inc.
filed 2025-02-07
CIK 1948455

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2024

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

As of February 7, 2025, there were 57,090,972 shares of common stock outstanding.

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

ii

PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements

ISPIRE TECHNOLOGY INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In $USD, except share and per share data)

	December 31, 2024	June 30, 2024
Assets
Current assets:
Cash	$34,372,851	$35,071,294
Restricted cash	22,535	-
Accounts receivable, net	67,700,463	59,734,765
Inventories, net	7,900,110	6,365,394
Prepaid expenses and other current assets	2,324,245	1,400,152
Total current assets	112,320,204	102,571,605
Non-current assets:
Property, plant and equipment, net	2,365,115	2,582,457
Intangible assets, net	2,120,367	1,375,666
Right-of-use assets – operating leases	2,949,756	3,579,140
Other investment	2,000,000	2,000,000
Equity method investment	10,071,380	10,248,048
Other non-current assets	215,612	284,050
Total non-current assets	19,722,230	20,069,361
Total assets	$132,042,434	$122,640,966
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$5,156,302	$3,779,723
Accounts payable – related party	86,375,645	67,046,472
Contract liabilities	1,882,743	2,218,166
Accrued liabilities and other payables	11,576,021	11,738,339
Operating lease liabilities – current portion	1,245,061	1,207,832
Total current liabilities	106,235,772	85,990,532

Non-current liabilities:
Operating lease liabilities – net of current portion	1,572,574	2,194,094
Total liabilities	107,808,346	88,184,626

Commitments and contingencies

Stockholders’ equity:
Common stock, par value $0.0001 per share; 140,000,000 shares authorized; 56,677,982 and 56,470,636 shares issued and outstanding as of December 31, 2024 and June 30, 2024	5,668	5,647
Preferred stock, par value $0.0001 per share, 10,000,000 shares authorized, no shares issued at December 31, 2024 and June 30, 2024	-	-
Additional paid-in capital	46,670,244	43,217,391
Accumulated deficit	(22,418,700)	(8,825,041)
Accumulated other comprehensive (loss) income	(23,124)	58,343
Total stockholders’ equity	24,234,088	34,456,340
Total liabilities and stockholders’ equity	$132,042,434	$122,640,966

See notes to unaudited condensed consolidated financial statements.

ISPIRE TECHNOLOGY INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In $USD, except share and per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023

Revenue	$41,827,860	$41,685,561	$81,166,173	$84,550,208

Cost of revenue	34,105,289	35,432,663	65,769,224	71,452,462

Gross profit	7,722,571	6,252,898	15,396,949	13,097,746

Operating expenses:
Sales and marketing expenses	2,061,664	1,394,407	5,053,911	2,419,626
General and administrative expenses	13,020,962	8,778,715	22,965,962	15,476,589

Total Operating expenses	15,082,626	10,173,122	28,019,873	17,896,215

Loss from operations	(7,360,055)	(3,920,224)	(12,622,924)	(4,798,469)

Other income (expense):
Interest income, net	59,755	203,101	59,841	275,347
Exchange gain (loss), net	(245,173)	30,856	(127,588)	34,517
Other income (expense), net	6,861	46,535	13,796	3,331

Total Other income (expense), net	(178,557)	280,492	(53,951)	313,195

Loss before income taxes	(7,538,612)	(3,639,732)	(12,676,875)	(4,485,274)

Income taxes - current	(460,031)	(352,180)	(916,784)	(848,225)

Net loss	$(7,998,643)	$(3,991,912)	$(13,593,659)	$(5,333,499)

Other comprehensive loss
Foreign currency translation adjustments	73,470	114,327	(81,467)	158,790
Comprehensive income (loss)	$(7,925,173)	$(3,877,585)	$(13,675,126)	$(5,174,709)

Net loss per share
Basic and diluted	$(0.14)	$(0.07)	$(0.24)	$(0.10)

Weighted average shares outstanding:
Basic and diluted	56,658,012	54,270,236	56,629,666	54,258,224

See notes to unaudited condensed consolidated financial statements.

ISPIRE TECHNOLOGY INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In $USD, except share and per share data)

				Retained	Accumulated
	Common stock		Additional	Earnings/	Other	Total
	Number of		Paid-in	(Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Capital	deficit)	(Loss)/Income	Equity
Balance, October 1, 2024	56,641,041	$5,664	$45,224,962	$(14,420,057)	$(96,594)	$30,713,975

Net loss	-	-	-	(7,998,643)	-	(7,998,643)

Issuance of common stock for equity incentives	36,941	4	35,706	-	-	35,710

Share based compensation expenses	-	-	1,409,576	-	-	1,409,576

Foreign currency translation adjustment	-	-	-	-	73,470	73,470

Balance, December 31, 2024	56,677,982	$5,668	$46,670,244	$(22,418,700)	$(23,124)	$24,234,088

Balance, October 1, 2023	54,268,992	$5,427	$26,653,029	$4,601,194	$(119,305)	$31,140,345

Net loss	-	-	-	(3,991,912)	-	(3,991,912)

Issuance of common stock for equity incentives	10,404	1	213,445	-	-	213,446

Share based compensation expenses	-	-	1,669,475	-	-	1,669,475

Foreign currency translation adjustment	-	-	-	-	114,327	114,327
Balance, December 31, 2023	54,279,396	$5,428	$28,535,949	$609,282	$(4,978)	$29,145,681

				Retained	Accumulated
	Common stock		Additional	Earnings/	Other	Total
	Number of		Paid-in	(Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Capital	deficit)	(Loss)/Income	Equity
Balance, July 1, 2024	56,470,636	$5,647	$43,217,391	$(8,825,041)	$58,343	$34,456,340

Net loss	-	-	-	(13,593,659)	-	(13,593,659)

Issuance of common stock for equity incentives	207,346	21	1,154,800	-	-	1,154,821

Share based compensation expenses	-	-	2,298,053	-	-	2,298,053

Foreign currency translation adjustment	-	-	-	-	(81,467)	(81,467)

Balance, December 31, 2024	56,677,982	$5,668	$46,670,244	$(22,418,700)	$(23,124)	$24,234,088

Balance, July 1, 2023	54,222,420	$5,422	25,685,475	$5,942,781	$(163,768)	$31,469,910

Net loss	-	-	-	(5,333,499)	-	(5,333,499)

Issuance of common stock for equity incentives	56,976	6	539,056	-	-	539,062

Share based compensation expenses	-	-	2,311,418	-	-	2,311,418

Foreign currency translation adjustment	-	-	-	-	158,790	158,790
Balance, December 31, 2023	54,279,396	$5,428	$28,535,949	$609,282	$(4,978)	$29,145,681

See notes to unaudited condensed consolidated financial statements.

ISPIRE TECHNOLOGY INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In $USD, except share and per share data)

	Six Months ended December 31,
	2024	2023

Net loss	$(13,593,659)	$(5,333,499)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	393,325	75,160
Credit loss expenses	7,286,079	2,126,284
Right-of-use assets amortization	629,384	582,201
Stock-based compensation expenses	3,452,874	2,850,480
Inventory reserve	73,692	130,452
Loss from equity investment	176,668	-
Changes in operating assets and liabilities:
Accounts receivable	(15,251,777)	(22,762,155)
Inventories	(1,666,508)	(206,430)
Prepaid expenses and other current assets	(855,655)	138,755
Accounts payable and accounts payable – related party	20,705,752	1,759,301
Contract liabilities	(206,880)	629,430
Accrued liabilities and other payables	(130,894)	322,353
Operating lease liabilities	(584,291)	(63,853)
Income tax payable	-	(480,528)
Net cash provided by (used in) operating activities	428,110	(20,232,049)

Cash flows from investing activities:
Purchase of property, plant and equipment	(322,764)	(1,130,620)
Acquisition of intangible assets	(781,254)	(731,593)
Net cash used in investing activities	(1,104,018)	(1,862,213)

Cash flows from financing activities:
Repayments of advances from a related party	-	(703,322)
Net cash used in financing activities	-	(703,322)

Net decrease in cash	(675,908)	(22,797,584)
Cash, restricted cash and equivalents - beginning of period	35,071,294	40,300,573
Cash, restricted cash and equivalents - end of period	$34,395,386	$17,502,989
Reconciliation of cash, restricted cash and equivalents
Cash and cash equivalents	$34,372,851	$17,502,989
Restricted cash	22,535	-
Total cash, restricted cash and equivalents	$34,395,386	$17,502,989

Supplemental non-cash investing and financing activities
Leased assets obtained in exchange for operating lease liabilities	$-	$537,307
Supplemental cash flow disclosure
Cash paid for income taxes	$1,413,533	$1,357,265
Cash paid for interest	$24,537	$4,482

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

Ispire Technology Inc. is a holding company and does not engage in any active operations. Its business is mainly conducted by its two operating subsidiaries, Aspire North America, which is engaged in the development, marketing and sales of cannabis vapor products, which were introduced in mid-2020, and Aspire Science, which is engaged in the marketing and sales of nicotine vaping products, and the products are mainly sold in Europe and Asia Pacific (excluding the People’s Republic of China (“PRC”).

In July 2024, the Company established a wholly-owned subsidiary, Aspire AME Electronic Cigarettes Trading LLC (“Ispire UAE”) under the laws of the United Arab Emirates (“UAE”), in order to establish sales and marketing in the UAE.

In October 2024, the Company established a wholly-owned subsidiary, Magellan Trading LLC (Magellan Trading) incorporated under the laws of the State of California to assist in operations and logistics for the Company.

The following table sets forth information concerning the Company and its subsidiaries as of December 31, 2024:

Name of Entity	Date of Organization	Place of Organization	% of Ownership	Principal Activities
Ispire Technology Inc.	June 13, 2022	Delaware	Parent Company	Holding Company
Ispire International	July 6, 2022	BVI	100%	Holding Company
Aspire North America	February 22, 2020	California	100%	Research and Development, Sales and Marketing
Aspire Science	December 9, 2016	Hong Kong	100%	Sales and Marketing
Ispire Malaysia	August 2, 2023	Malaysia	100%	Manufacturing, Sales and Marketing
Ispire Global Products LLC	January 19, 2024	Delaware	100%	Sales and Marketing
Aspire AME Electronic Cigarettes Trading LLC	July 19, 2024	UAE	100%	Sales and Marketing
Magellan Trading LLC	October 1, 2024	California	100%	Operations and Logistics

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The unaudited condensed consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present a fair statement of the Company’s consolidated financial position as of December 31, 2024 and the results of operations for the three and six months ended December 31, 2024 and 2023. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and applicable rules and regulations of the United States Securities and Exchange Commission ("SEC") and accordingly do not include all of the disclosures normally made in the Company’s annual consolidated financial statements. Accordingly, these unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended June 30, 2024.

The unaudited condensed consolidated balance sheet as of June 30, 2024 has been derived from the audited consolidated financial statements at such date. The results of operations for the three and six months ended December 31, 2024 are not necessarily indicative of the results of operations that may be expected for any other interim periods or for the year ending June 30, 2025.

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

When management determines that certain inventories may not be saleable, or there is an indicator that certain inventory costs may exceed expected market value, the Company will record the difference between the cost and the net realizable value as a write down of inventories. The net realizable value is determined based on the estimated selling price, in the ordinary course of business, less estimated costs necessary to make the sale. The Company records an allowance for slow moving and potentially obsolete inventory based upon recent sales history, the quantity of inventory on-hand, and an estimate of expected sellable life of the inventory. The Company periodically reviews inventory to identify slow moving inventories and compares the forecast sales with the quantities and expected sellable life of inventory. Any inventories identified during this process are reserved for at rates based upon management’s judgment and historical rates. The quantity thresholds and reserve rates are based on management’s judgment and knowledge of current and projected demand. The reserve estimates may, therefore, be revised if there are changes in the overall market for the Company’s products or market changes that in management’s judgment, impact its ability to sell potentially obsolete inventory. As of December 31, 2024 and June 30, 2024, the Company recorded inventory reserves of $279,286 and $205,594, respectively.

Intangible assets

Intangible assets refer to capitalized external costs, such as filing fees and associated attorney fees, incurred to obtain issued patents and patent license rights. The Company expenses costs associated with maintaining patents subsequent to their issuance in the period incurred. Capitalized patent costs are amortized on a straight-line basis over estimated useful lives of 15 – 20 years, which are based on the length of the license agreements as the Company expects to receive economic benefits over that time. The Company assesses the potential impairment to capitalized patent costs when events or changes in circumstances indicate that the carrying amount of our patent portfolio may not be recoverable. $124,832 and $255,650 of patent fees were capitalized during the three months ended December 31, 2024 and 2023 respectively. $781,254 and $731,593 of patent fees were capitalized during the six months ended December 31, 2024 and 2023, respectively. The amortization of the intangible assets was $20,270 and $4,615 for the three months ended December 31, 2024 and 2023, respectively. The amortization of the intangible assets was $36,553 and $4,615 for the six months ended December 31, 2024 and 2023, respectively. The amortization expenses were included in the general and administrative expenses.

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

The Company offers different payment terms to different customers. For nicotine vaping products, the general payment term is a deposit of 30% of sales amount upon placing order, and the payment of the remaining 70% to be made before shipment. For cannabis vaping products, a tailored payment term is designed for each customer, based on the business relationship, order size and other considerations. All contract liabilities at the beginning of the period were recognized as revenues in the reporting period. The Company offers a thirty-day warranty. The warranty is an assurance-type warranty, and it offers replacement of products in case the products sold do not function as expected. In certain sales contracts, a right of return is offered. With a right of return, a customer is given the right to return the products if they are not satisfied with the product, and a credit would be given. The Company has a very low rate of return in history and a return reserve is accrued based on historical return rate and the management’s judgement. The Company has minimal incremental costs of obtaining a contract and are expensed when incurred. Sales taxes, which are sales and use or other similar taxes collected from the customer and remitted to the applicable taxing authority by the Company in accordance with applicable law, are excluded from revenue.

Disaggregated Revenue

The Company has taken into consideration the nature, amount, timing, and uncertainty of revenue and cash flows, and has determined to disaggregate its net sales by region. The net sales disaggregated by region for the three and six months ended December 31, 2024 and 2023, were as follows:

	Three months ended December 31,		Six months ended December 31,
	2024	2023	2024	2023
Europe	$23,987,678	$15,653,902	$45,939,051	$35,516,154
North America (the U.S. and Canada)	10,916,260	19,962,607	20,653,148	37,829,972
Asia Pacific (excluding PRC)	3,613,359	5,983,356	7,488,743	11,060,664
Africa	2,674,155	85,696	5,722,066	143,418
South America	636,408	-	1,363,165	-
Total	$41,827,860	$41,685,561	$81,166,173	$84,550,208

Cost of revenue

Cost of revenue for the three and six months ended December 31, 2024 and 2023 consisted primarily of the cost of purchasing vaping products, freight-in cost and inventory impairment, which were mostly purchased from a related party. See Note 10.

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

Customer and Supplier Concentration

For the three and six months ended December 31, 2024 and 2023, the Company’s major customers, who accounted for more than 10% of the Company’s consolidated revenue, were as follows:

	Three months ended December 31,		Six months ended December 31,
	2024	2023	2024	2023
Major Customers
Customer A	28%	26%	24%	30%
Customer B	*	13%	*	*

*	Represented less than 10% of consolidated revenue.

For the three and six months ended December 31, 2024 and 2023, the Company’s suppliers, who accounted for more than 10% of the Company’s total purchases, were as follows:

	Three months ended December 31,		Six months ended December 31,
	2024	2023	2024	2023
Major Suppliers
Supplier C	93%	71%	93%	73%

(1)	Major Supplier C is Shenzhen Yi Jia, a Chinese company that is 95% owned by the Company’s co-chief executive officer and principal stockholder. See Note 10.

Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and accounts receivable. The Company maintains its cash in financial institutions. Accounts at United States financial institutions are insured by the Federal Deposit Insurance Corporation(“FDIC”) up to $250,000. Accounts at Malaysian financial institutions are insured by the Perbadanan Insurans Deposit Malaysia (“PIDM”) up to RM 250,000. The Hong Kong Deposit Protection Board pays compensation up to a limit of Hong Kong Dollar (“HKD”) 800,000. The Company may carry cash balances at financial institutions in excess of the insured limits. The amount in excess of the deposit insurance as of December 31, 2024 and June 30, 2024 was $33,986,484 and $34,698,647. The Company has not experienced losses on these accounts and management believes, based upon the quality of the financial institutions, that the credit risk with regard to these deposits is not significant.

As of December 31, 2024 and June 30, 2024, the Company’s customers, whose accounts receivable balances accounted for more than 10% of the Company’s total accounts receivable, were as follows:

	As of December 31,	As of June 30,
Customers	2024	2024
D	14%	16%
E	10%	*

3. CASH AND CASH EQUIVALENTS, RESTRICTED CASH

Below is a breakdown of the Company’s cash balances in banks as of December 31, 2024 and June 30, 2024, both by geography and by currencies (translated into U.S. dollars):

	As of December 31,	As of June 30,
By Geography:	2024	2024
Cash in HK	$32,897,783	$32,667,486
Cash in U.S.	1,193,782	2,240,874
Cash in Malaysia	281,286	162,934
Total	$34,372,851	$35,071,294

By Currency:
USD	$24,677,891	$25,399,331
RM	182,527	88,598
HKD	132,210	121,628
EUR	9,340	13,056
GBP	22,138	22,233
RMB	9,348,745	9,426,448
Total	$34,372,851	$35,071,294

“HKD” refers to Hong Kong dollars, “GBP” refers to British pounds, “EUR” refers to Euros and “RM” refers to Malaysia ringgit.

As of December 31, 2024 and June 30, 2024, restricted cash totaled $22,535 and $0, and is included in Malaysia in RM. It represents a bank guarantee with the customs department in Malaysia. This amount will be reviewed annually and may increase depending on the Company’s Malaysian import and export forecasts for the coming year.

4. ACCOUNTS RECEIVABLE, NET

As of December 31, 2024 and June 30, 2024, accounts receivable consisted of the following:

	As of December 31,	As of June 30,
	2024	2024
Accounts receivable – gross	$79,005,575	$65,620,003
Allowance for credit losses	(11,305,112)	(5,885,238)
Accounts receivable, net	$67,700,463	$59,734,765

The Company recorded $4,183,998 and $1,900,797 bad debt expense for the three months ended December 31, 2024 and 2023, respectively. The Company recorded $7,286,079 and $2,126,284 bad debt expense for the six months ended December 31, 2024 and 2023, respectively. For the three months ended December 31, 2024 and 2023, the Company wrote off accounts receivable against allowance for credit losses of $257,488 and $311,379, respectively. For the six months ended December 31, 2024 and 2023, the Company wrote off accounts receivable against allowance for credit losses of $1,866,205 and $706,160, respectively.

Activity in the allowance for credit losses is below:

	For the six months ended December 31,
	2024	2023
Balance at July 1	$5,885,238	$1,498,806
Current period provision for expected losses	7,286,079	2,126,284
Write-offs charged against the allowance	(1,866,205)	(706,160)
Balance at December 31	11,305,112	2,918,930

5. PROPERTY, PLANT AND EQUIPMENT, NET

As of December 31, 2024 and June 30, 2024, property, plant and equipment consisted of the following:

	As of December 31,	As of June 30,
	2024	2024
Leasehold improvements	$1,325,830	$1,363,654
Office and other equipment	1,587,501	1,466,840
Furniture and fixtures	345,785	270,983
Construction-in-progress	18,274	36,483
	3,277,390	3,137,960
Less: accumulated depreciation	(912,275)	(555,503)
Total	$2,365,115	$2,582,457

For the three months ended December 31, 2024 and 2023, depreciation expense amounted to $168,248 and $41,848, respectively. For the six months ended December 31, 2024 and 2023, depreciation expense amounted to $356,772 and $70,545, respectively.

6. EQUITY METHOD INVESTMENT

On April 5, 2024, Aspire North America entered into a capital contribution, subscription, and joint venture agreement with several other parties. Pursuant to joint venture agreement, the parties created a legal entity, IKE Tek LLC (“IKE”), whose business will be licensing, owning, operating and developing an industry-standard age-verification solution for vapor (e-cigarette) devices in the U.S. market as the related planned submission of PMTA applications that seek FDA marketing orders for cutting-edge technologies across the U.S. e-cigarette market. Ispire contributed $1 million to IKE in cash for funding its operating activities and entered into a binding commitment to make an additional capital contribution to IKE in the aggregate amount of up to $9 million. In exchange for Ispire’s total investment of $10 million, IKE issued to Ispire membership interests in an aggregate amount initially equal to forty percent (40%) of the membership interests in IKE.

As of December 31, 2024, the investment in joint venture accounted for under the equity method amounted to $10,071,380. As of December 31, 2024, the Company noticed no indicator of impairment regarding the investment.

For the three months ended December 31, 2024, the Company’s share of the joint venture’s net loss was $100,618. For the six months ended December 31, 2024, the Company’s share of the joint venture’s net loss was $176,668. The loss was included in “other (expense) income, net” in the consolidated statements of operations and comprehensive loss.

For the three months ended December 31, 2024 and 2023, the Company recorded $32,479 and $0 in other income from IKE from charging administrative fees. For the six months ended December 31, 2024 and 2023, the Company recorded  $72,072   and $0 in other income from IKE from charging administrative fees. As of December 31, 2024 and June 30, 2024, the Company had total accounts receivable of $40,976 and $17,280 due from IKE.

The tables below present the summarized financial information, as provided to the Company by the investee, for the unconsolidated company:

	Three months ended December 31,	Six months ended December 31,
	2024	2024
Net revenue	$-	$-
Gross profit (loss)	-	-
Loss from operations	251,545	441,671
Net loss	251,545	441,671

7. CONTRACT LIABILITIES

These liabilities are advance deposits received from customers after an order has been placed. As of December 31, 2024, the Company expects all of the contract liabilities to be settled in less than one year. The decrease in the balance at December 31, 2024 was due to less orders on hand on that date. The amount of revenue recognized in the six months ended December 31, 2024, that was included in the opening contract liability balance was $1,924,847.

Changes in the contract liabilities is below:

	For the six months ended December 31,
	2024	2023
Balance at July 1	$2,218,166	$988,556
Contract liabilities recognized related to advanced deposits	23,052,449	17,290,984
Revenue recognized in current period	(23,387,872)	(16,574,369)
Balance at December 31	1,882,743	1,705,171

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

The balances for the right-of-use assets and lease liabilities where the Company is the lessee are presented as follow:

	As of December 31, 2024	As of June 30, 2024
Operating lease right-of-use assets	$2,949,756	$3,579,140

Operating lease liabilities – current	$1,245,061	$1,207,832
Operating lease liabilities – non-current	1,572,574	2,194,094
Total	$2,817,635	$3,401,926

As of December 31, 2024, the maturities of our lease liabilities (excluding short-term leases) are as follows:

As of December 31, 2024
January 1, 2025 to June 30, 2025	716,165
July 1, 2025 to June 30, 2026	1,395,767
July 1, 2026 to June 30, 2027	857,144
July 1, 2027 to June 30, 2028	80,676
Total future lease payments	3,049,752
Less: imputed interest	(232,117)
Total lease liabilities	2,817,635

The Company incurred lease costs, which include the payment of short-term leases, of $383,174 and $335,678 on the Company’s consolidated statements of operations and comprehensive loss for the three months ended December 31, 2024 and 2023, respectively. The Company incurred lease costs, which include the payment of short-term leases, of $765,733 and $734,991 on the Company’s consolidated statements of operations and comprehensive loss for the six months ended December 31, 2024 and 2023, respectively.

The Company made payments of $330,020 and $379,600 under the lease agreements during three months ended December 31, 2024 and 2023, respectively. The Company made payments of $720,640 and $712,421 under the lease agreements during six months ended December 31, 2024 and 2023, respectively.

The weighted-average remaining lease term related to the Company’s lease liabilities as of December 31, 2024 and June 30, 2024 was 2.2 years and 2.7 years, respectively.

The discount rate related to the Company’s lease liabilities as of December 31, 2024 and June 30, 2024 was 7.9% and 7.9%, respectively. The discount rates are generally based on estimates of the Company’s incremental borrowing rate, as the discount rates implicit in the Company’s leases cannot be readily determined.

9. ACCRUED LIABILITIES AND OTHER PAYABLES

As of December 31, 2024 and June 30, 2024, accrued liabilities and other payables consisted of the following:

	As of December 31,	As of June 30,
	2024	2024
Joint venture investment payable	$8,750,000	$9,000,000
Other payables	783,705	575,115
Accrued salaries and related benefits	66,596	432,863
Accrued expenses	1,179,081	1,012,353
Reserve for product returns	795,689	717,058
Other tax payable	950	950
Total	$11,576,021	$11,738,339

10. RELATED PARTY TRANSACTIONS

a)	The table below sets forth the major related parties and their relationships with the Company:

Name of related parties and Relationship with the Company
- Tuanfang Liu is the Co-Chief Executive Officer and Chairman of the Company.
- Jiangyan Zhu is the wife of Tuanfang Liu and a director of the Company.
- Eigate (Hong Kong) Technology Co., Limited (“Eigate”) is a wholly-owned and controlled by the Company’s Chairman.
- Aspire Global is a company controlled by the Chairman of the Company.
- Aspire International Hong Kong Limited is a wholly-owned subsidiary of Aspire Global.
- Shenzhen Yi Jia, a Chinese company that is 95% owned by the Company’s Chairman and 5% by the Chairman’s cousin.
- IKE Tek LLC, a join venture that the Company has 40% membership interests in

b)	Tuanfang Liu is also Aspire Global’s chief executive officer and a director of both the Company and Aspire Global, and his wife, Jiangyan Zhu, is also a director of both companies. As of December 31, 2024, Mr. Liu and Ms. Zhu beneficially own 66.5% and 5.0%, respectively, of the outstanding shares of Aspire Global. As of December 31, 2024, Mr. Liu and Ms. Zhu beneficially own 58.7% and 4.4%, respectively, of the outstanding shares of the Company.

c)	For the three and six months ended December 31, 2024 and 2023, the majority of the Company’s nicotine and cannabis vaping products were purchased from Shenzhen Yi Jia. As of December 31, 2024 and June 30, 2024, the accounts payable–related party was $86,375,645 and $67,046,472, respectively, which was payable to Shenzhen Yi Jia. Pricing for products purchased from Shenzhen Yi Jia is determined by the volume of products ordered and shall be the most favorable market price offered by Shenzhen Yi Jia in negotiations. There are no fixed payment terms regarding these balances and they are classified as current liabilities. The relationship between the related parties, including the payment terms, is reviewed on a quarterly basis. As long as strategic objectives are met, the Company expects the relationship will continue without significant modification. For the three months ended December 31, 2024 and 2023, the purchases from Shenzhen Yi Jia were $30,975,378 and $25,464,800, respectively. For the six months ended December 31, 2024 and 2023, the purchases from Shenzhen Yi Jia were $61,558,483 and $48,983,213, respectively.

11. INCOME TAXES

For the three and six months ended December 31, 2024 and 2023 loss before income taxes consists of:

	Three months ended December 31,		Six months ended December 31,
	2024	2023	2024	2023
HK	$2,601,917	$2,538,994	$5,533,109	$5,691,070
U.S.	(9,427,325)	(5,963,668)	(17,204,217)	(9,872,671)
Malaysia	(713,204)	(215,058)	(1,005,767)	(303,673)
Total	$(7,538,612)	$(3,639,732)	$(12,676,875)	$(4,485,274)

Income taxes recorded for the three and six months ended December 31, 2024 and 2023, were estimated using the discrete method. Income taxes are based on the Company’s financial results through the end of the period, as well as the related change in the valuation allowance on deferred tax assets. The Company is unable to estimate the annual effective tax rate with sufficient precision for purposes of the effective tax rate method, which requires the Company to consider a projection of full-year income and the expected change in the valuation allowance. The estimated annual effective tax rate method was not reliable due to its sensitivity to small changes to forecasted annual pre-tax earnings and the effect of the valuation allowance, which create results with significant variations in the customary relationship between income tax expense and pre-tax income for the interim periods. As a result, the Company determined that using the discrete method is more appropriate than using the annual effective tax rate method.

The Company’s effective tax rate from operations was (6.10%) and (9.68%) for the three months ended December 31, 2024 and 2023, respectively. The Company’s effective tax rate from operations was (7.23%) and (18.91%) for the six months ended December 31, 2024 and 2023, respectively. The Company’s effective tax rate differs from the federal statutory rate of 21% in each period primarily due to the Company’s net loss position, nondeductible expenses, and valuation allowance.

As of December 31, 2024, income tax expense of $460,031 and $916,784 was from income generated during the three and six months ended December 31, 2024. At December 31, 2023, income tax expense of $352,180 and $848,225 was from income generated during the three and six months ended December 31, 2023. All income tax expenses arose solely from Hong Kong operation.

12. STOCK-BASED COMPENSATION

In October 2022, the board of directors and stockholders of the Company approved the 2022 Equity Incentive Plan (as amended, the “Plan”) pursuant to which up to 15,000,000 shares of common stock may be issued pursuant to options, restricted stock or RSUs grants. The Plan is administered by the Compensation Committee of the Board of Directors. Awards under the Plan may be granted to officers, directors, employees and those consultants who qualify as a consultant or advisor under the instructions to the Company’s Form S-8 (File No. 333-273458) initially filed with U.S. Securities and Exchange Commission on July 26, 2023. The Compensation Committee has broad discretion in making awards, provided that any options shall be exercisable at the fair market value on the date of grant.

Restricted stock

During the three and six months ended December 31, 2024, 36,941 and 57,346 shares of common stock were issued to the Company’s board of directors and employees in settlement of restricted stock granted under the Plan, respectively. Restricted stock granted to directors vests over three months and was fully vested as of December 31, 2024. The Company recognized share-based compensation expense totaling $35,710 related to the restricted stock issued to the Company’s board of directors, based the grant date fair value of the awards. There are no unrecognized compensation expenses related to these restricted stock awards as of December 31, 2024.

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

The shares of common stock that vest upon the attainment of the sales-based targets include performance-based vesting conditions, which the Company has determined were not probable of being achieved at December 31, 2024. As such, the Company has not recognized any compensation expense as of December 31, 2024, related to the restricted common stock with performance-based vesting conditions. The shares of common stock that vest on October 1, 2027, include time-based vesting criteria. For these shares, the Company recognizes stock-based compensation expense based on the grant date fair value on a straight-line basis over the required service period. For the quarter ended December 31, 2024, the stock-based compensation expense related to the restricted common stock with time-based vesting conditions was not material.

Stock Options

The following is a summary of stock option activity transactions as of and for the six months ended December 31, 2024:

	Number Of options	Weighted average exercise price	Weighted average fair value per option	Weighted average remaining contractual life in years
Outstanding at June 30, 2024	3,255,000	$9.10	$5.13	9.1
Granted	312,500	$7.36	$4.48	9.6
Exercised	-	$-	$-	-
Expired	-	$-	$-	-
Forfeiture	(1,395,416)	$9.71	$5.51	8.7
Outstanding at December 31, 2024	2,172,084	$8.45	$4.79	8.6
Exercisable at December 31, 2024	535,695	$9.21	$4.93	7.1

The aggregate intrinsic value of options outstanding with an exercise price less than the closing price of the Company’s common stock as of December 31, 2024 was $0. Aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the period in excess of the weighted-average exercise price multiplied by the number of options outstanding or exercisable.

Total expense of options vested for the three months ended December 31, 2024 and 2023, was $(942,397) and $1,201,114, respectively. Total expense of options vested for the six months ended December 31, 2024 and 2023, was $(374,796) and $1,707,093, respectively. The options granted during the six months ended December 31, 2024 and 2023 were valued using the binomial option pricing model based on the following range of assumptions:

	Six months ended December 31, 2024	Six months ended December 31, 2023
Exercise multiple	2.8	2.8
Expected volatility	60%	50%
Risk-free interest rate	3.650% - 4.390%	4.197%
Expected dividend yield	0%	0%

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

	Shares	Weighted average grant date fair value
Unvested, June 30, 2024	483,606	$9.76
Granted	1,130,346	6.26
Vested	(553,608)	7.29
Canceled and forfeited	(431,465)	8.00
Unvested, December 31, 2024	628,879	$6.85

Total expense for the RSUs during the three months ended December 31, 2024 and 2023 was $2,351,973 and $468,361. Total expense for the RSUs during the six months ended December 31, 2024 and 2023 was $2,672,849 and $604,325.

The following table summarizes the allocation of stock-based compensation in the accompanying consolidated statements of operations and comprehensive loss:

	Three months ended December 31,		Six months ended December 31,
	2024	2023	2024	2023
General and administrative expenses	$1,357,591	$1,850,380	$2,315,984	$2,802,033
Sales and marketing expenses	87,695	32,541	1,136,890	48,447
Total	$1,445,286	$1,882,921	$3,452,874	$2,850,480

As of December 31, 2024, the Company had approximately $10,680,495 in unrecognized compensation expenses related to all non-vested options and RSUs that will be recognized over the weighted-average period of 2.7 years.

13. LOSS PER SHARE

The following table presents a reconciliation of basic net loss per share:

	Three months ended December 31,		Six months ended December 31,
	2024	2023	2024	2023
Net loss	$(7,998,643)	$(3,991,912)	$(13,593,659)	$(5,333,499)
Weighted average basic and diluted share of common stock outstanding	56,658,012	54,270,236	56,629,666	54,258,224
Net loss per basic and diluted share of common stock	$(0.14)	$(0.07)	$(0.24)	$(0.10)

The Company computes earnings per share (“EPS”) in accordance with ASC 260, Earnings per Share. ASC 260 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as net loss divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (for example, convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potentially dilutive shares could dilute basic EPS in the future that were not included in the computation of diluted EPS because to do so would have been antidilutive for the six months ended December 31, 2024 and 2023. Potentially dilutive shares were as follows:

	For the six months ended December 31,
	2024	2023
Share options	2,172,084	2,845,000
Unvested restricted stock units	628,879	574,140
Warrants	173,211	-
Total	2,974,174	3,419,140

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

15. SUBSEQUENT EVENT

In February 2025, Ispire executed a cost reduction initiative. The initiative was part of a larger effort to optimize costs and leverage the Company’s global resources more effectively. It is a proactive measure to improve the Company’s operating efficiency and profitability. The Company expects savings in salary and benefits over $4,000,000 annually, and additional savings in other operating expenses.

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

Accounts Receivable

Our business relies on the collection of accounts receivable from our customers in a timely manner to maintain liquidity and support our ongoing operations. The balance of the allowance for credit losses was $11.3 million and $5.9 million at December 31, 2024 and June 30, 2024, respectively. Receivables are written off after exhaustive collection efforts occur and the receivable is deemed uncollectible. The increase is due to write offs after collection efforts, and then general rise in receivables balance and estimate losses.

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

Results of Operations

Three and Six Months Ended December 31, 2024 and 2023

The following table sets forth a summary of our consolidated statements of operations and comprehensive income for the three and six months ended December 31, 2024 and 2023 (dollars in thousands except per share amounts).

	Three Months Ended December 31,				Six Months Ended December 31,
	2024		2023		2024		2023
	$	% of Revenue	$	% of Revenue	$	% of Revenue	$	% of Revenue
Revenue	$41,828	100.0%	$41,686	100.0%	$81,166	100.0%	$84,550	100.0%
Cost of revenue	(34,105)	(81.5)%	(35,433)	(85.0)%	(65,769)	(81.0)%	(71.452)	(84.5)%
Gross profit	7,723	18.5%	6,253	15.0%	15,397	19.0%	13,098	15.5%
Operating expenses	(15,083)	(36.1)%	(10,173)	(24.4)%	(28,020)	(34.5)%	(17,896)	(21.2)%
loss from operations	(7,360)	(17.6)%	(3,920)	(9.4)%	(12,623)	(15.6)%	(4,798)	(5.7)%
Other income (expense), net	(179)	(0.4)%	281	0.7%	(54)	(0.1)%	314	0.4%
Income (loss) before income taxes	(7,539)	(18.0)%	(3,640)	(8.7)%	(12,677)	(15.6)%	(4,485)	(5.3)%
Income taxes	(460)	(1.1)%	(352)	(0.8)%	(917)	(1.1)%	(848)	(1.0)%
Net loss	(7,999)	(19.1)%	(3,992)	(9.6)%	(13,594)	(16.7)%	(5,333)	(6.3)%
Other comprehensive income	74	0.2%	114	0.3%	(81)	(0.1)%	159	0.2%
Comprehensive income (loss)	(7,925)	(18.9)%	(3,878)	(9.3)%	(13,675)	(16.8)%	(5,174)	(6.1)%
Net loss per share Basic and diluted	(0.14)		(0.07)		(0.24)		(0.10)
Weighted shares of common stock outstanding Basic and diluted	56,658,012		54,270,236		56,629,666		54,258,224

Revenue

The following tables set out the breakdown of our revenue percentage by region based on information provided to us by our distributors.

	Three months ended December 31,		Six months ended December 31,
	2024	2023	2024	2023
Europe	$23,987,678	$15,653,902	$45,939,051	$35,516,154
North America (the U.S. and Canada)	10,916,260	19,962,607	20,653,148	37,829,972
Asia Pacific (excluding PRC)	3,613,359	5,983,356	7,488,743	11,060,664
Africa	2,674,155	85,696	5,722,066	143,418
South America	636,408	-	1,363,165	-
Total	$41,827,860	$41,685,561	$81,166,173	$84,550,208

Our revenue increased by $142,299, or 0.3%, from $41,685,561 for the three months ended December 31, 2023, to $41,827,860 for the three months ended December 31, 2024. The increase in revenue is the combined effect of (i) increases in product sales in the Europe of $8.3 million from $15.7 million for the three months ended December 31, 2023, to $24.0 million for the three months ended December 31, 2024, increases in sales in Africa, mainly South Africa, of $2.6 million from $0.1 million for the three months ended December 31, 2023, to $2.7 million for the three months ended December 31, 2024 and increases in sales in South America of $0.6 million from $0 for the three months ended December 31, 2023, to $0.6 million for the three months ended December 31, 2024,offset by (ii) decreases in sales of vaping products in North America of $9.1 million from $20.0 million for the three months ended December 31, 2023 to approximately $10.9 million for the three months ended December 31, 2024, and (iii) decreases in sales to Asia Pacific regions of $2.4 million from $6.0 million for the three months ended December 31, 2023 to approximately $3.6 million for the three months ended December 31, 2024.

Our revenue decreased by $3,384,035, or 4.0%, from $84,550,208 for the six months ended December 31, 2023, to $81,166,173 for the six months ended December 31, 2024. The decrease in revenue is the combined effect of (i) decreases in sales of vaping products in North America of $17.1 million from $37.8 million for the six months ended December 31, 2023 to approximately $20.7 million for the six months ended December 31, 2024, and (ii) decreases in sales to Asia Pacific regions of $3.6 million from $11.1 million for the six months ended December 31, 2023 to approximately $7.5 million for the six months ended December 31, 2024, offset by (iii) increases in product sales in Europe of $10.4 million from $35.5 million for the six months ended December 31, 2023, to $45.9 million for the six months ended December 31, 2024, increases in sales in Africa, mainly South Africa, of $5.6 million from $0.1 million for the six months ended December 31, 2023, to $5.7 million for the six months ended December 31, 2024 and increases in sales in South America of $1.4 million from $0 for the six months ended December 31, 2023, to $1.4 million for the six months ended December 31, 2024.

Cost of Revenue

Cost of revenue mainly consists of cost of purchases of vaping products, of which the majority of the purchase are from Shenzhen Yi Jia. Cost of revenue decreased by $1,327,374, or 3.7%, from $35,432,663 for the three months ended December 31, 2023, to $34,105,289 for the three months ended December 31, 2024. The decrease in cost of revenue is due to changes in product mix with more higher margin products being sold. Cost of revenue decreased by $5,683,238, or 8.0%, from $71,452,462 for the six months ended December 31, 2023, to $65,769,224 for the six months ended December 31, 2024.

The decrease in cost of revenue is due to changes in product mix with more higher margin products being sold.

Gross Profit

The following tables show the revenue, cost of revenue and gross profit of our products (dollars in thousands).

Three Months Ended December 31, 2024
Revenue	Cost of revenue	Gross profit	Gross profit %
$41,828	$34,105	$7,723	18.5%

Three Months Ended December 31, 2023
Revenue	Cost of revenue	Gross profit	Gross profit %
$41,686	$35,433	$6,253	15.0%

Six Months Ended December 31, 2024
Revenue	Cost of revenue	Gross profit	Gross profit %
$81,166	$65,769	$15,397	19.0%

Six Months Ended December 31, 2023
Revenue	Cost of revenue	Gross profit	Gross profit %
$84,550	$71,452	$13,098	15.5%

Gross profit increased by $1,469,673, or 23.5%, from $6,252,898 for the three months ended December 31, 2023, to $7,722,571 for the three months ended December 31, 2024, while our gross margin increased from 15.0% to 18.5%. The increase in gross margin was primarily due to changes in product mix with more higher margin products being sold during the three months ended December 31, 2024.

Gross profit increased by $2,299,203, or 17.6%, from $13,097,746 for the six months ended December 31, 2023, to $15,396,949 for the six months ended December 31, 2024, while our gross margin increased from 15.5% to 19.0%. The increase in gross margin was primarily due to changes in product mix with more higher margin products being sold during the six months ended December 31, 2024.

Operating Expenses

Operating expenses increased $4,909,504 or 48.3%, from $10,173,122 for the three months ended December 31, 2023 to $15,082,626 for the three months ended December 31, 2024. Operating expenses increased $10,123,658 or 56.6%, from $17,896,215 for the six months ended December 31, 2023 to $28,019,873 for the six months ended December 31, 2024.

Our sales and marketing expenses mainly consist of employees’ salaries and benefits, marketing expense, travel expenses and others.

Sales and marketing expenses increased by $667,257, or 47.9%, from $1,394,407 for the three months ended December 31, 2023 to $2,061,664 for the three months ended December 31, 2024. The increase in sales and marketing expenses was primarily due to an increase in our marketing activities, marketing campaign and trade shows of $0.6 million.

Sales and marketing expenses increased by $2,634,285, or 108.9%, from $2,419,626 for the six months ended December 31, 2023 to $5,053,911 for the six months ended December 31, 2024. The increase in sales and marketing expenses was primarily due to an increase in (i) our marketing activities, marketing campaign and trade shows of $1.3 million, (ii) stock-based compensation expense related to selling personnels of $1.1 million for the three months ended December 31, 2024 and (iii) headcount and payroll expense for Aspire Science of $0.1 million.

Our general and administrative expenses mainly consist of employee’s salaries and benefits, rental expense, professional fees, share based payment expenses and other administrative expenses. General and administrative expenses increased by $4,242,247, or 48.3%, from $8,778,715 for the three months ended December 31, 2023 to $13,020,962 for the three months ended December 31, 2024. The increase was primarily due to (i) increase in bad debt expense as an allowance for credit losses of $2.3 million from accounts resulted from management’s assessment on Company’s account receivables balances, (ii) increase of $0.9 million for payroll expenses and (iii) an increase in professional fees of $0.7 million incurred for cannabis business.

General and administrative expenses increased by $7,489,373, or 48.4%, from $15,476,589 for the six months ended December 31, 2023 to $22,965,962 for the three months ended December 31, 2024. The increase was primarily due to (i) increase in stock-based compensation expense of $0.6 million for the three months ended December 31, 2024, as compensation and incentive for management, employees and service providers, (ii) increase in bad debt expense as an allowance for credit losses of $4.2 million from accounts resulted from management’s assessment on Company’s account receivables balances, (iii) increase of $1.2 million for payroll expenses and (iv) an increase in professional fees of $0.9 million incurred for cannabis business.

Other expense (income), net

Other income, net includes interest income, interest expense, exchange gain (loss), net and other income (expense).

Interest income decreased by $143,346, or 70.6%, from $203,101 for the three months ended December 31, 2023 to $59,755 for the three months ended December 31, 2024. Interest income decreased by $215,506, or 78.3%, from $275,347 for the six months ended December 31, 2023 to $59,841 for the six months ended December 31, 2024.

Other expense (income) mainly consists of interest expense, loss on equity method investment, credits from company credit card and other miscellaneous expenses. Other expense (income) decreased by $39,674, or 85.3%, from net income of $46,535 for the three months ended December 31, 2023 to net income of $6,861 for the three months ended December 31, 2024. Other expense (income) increased by $10,465, or 314.17%, from net income of $3,331 for the six months ended December 31, 2023 to net income of $13,796 for the six months ended December 31, 2024.

Exchange loss (gain) changes by $276,029, or 894.6%, from net exchange gain of $30,856 for the three months ended December 31, 2023 to net exchange loss of $245,173 for three months ended December 31, 2024. Exchange loss(gain) changes by $162,105, or 469.6%, from net exchange gain of $34,517 for the six months ended December 31, 2023 to net exchange loss of $127,588 for six months ended December 31, 2024.

As a result of these factors, other expense (income), net decreased by $459,049, from other income, net of $280,492 for the three months ended December 31, 2023 to other expense, net of $178,557 for three months ended December 31, 2024. Other expense (income), net decreased by $367,146, from other income, net of $313,195 for the six months ended December 31, 2023 to other expense, net of $53,951 for six months ended December 31, 2024.

Income Taxes

Income taxes increased by $107,851, or 30.6%, from $352,180 for the three months ended December 31, 2023 to $460,031 for the three months ended December 31, 2024. Income taxes increased by $68,559, or 8.1%, from $848,225 for the three months ended December 31, 2023 to $916,784 for the three months ended December 31, 2024. We had a consolidated net loss for both three and six month periods ended December 31, 2024 and 2023, which was the combined effect of a profit by Aspire Science and a loss by Aspire North America and Ispire Malaysia. The profit from Aspire Science resulted in a current tax expense. The increase in valuation allowance reflects our view that the taxable income in the future will not be sufficient to utilize the carryforward loss.

Net Loss

As a result of the foregoing, net loss increased by $4,006,731, from net loss of $3,991,912, or $(0.07) per share (basic and diluted) for the three months ended December 31, 2023 to a net loss of $7,998,643, or $(0.14) per share, for the three months ended December 31, 2024. Net loss increased by $8,260,160, from net loss of $5,333,499, or $(0.10) per share (basic and diluted) for the six months ended December 31, 2023 to a net loss of $13,593,659, or $(0.24) per share, for the six months ended December 31, 2024.

Liquidity and Capital Resources

The following table summarizes our changes in working capital from June 30, 2024 to December 31, 2024 (dollars in thousands).

	December 31, 2024	June 30, 2024	Change	% Change
Current Assets	$112,320	$102,572	$9,748	9.5%
Current Liabilities	106,236	85,991	20,245	23.5%
Working Capital	6,084	16,581	(10,497)	(63.3)%

The following table sets forth information as to consolidated cash flow information for the six months ended December 31, 2024 and 2023 (dollars in thousands).

	Six Months Ended December 31,		Increase
Consolidated cash flow data:	2024	2023	(Decrease)
Net cash provided by (used in) operating activities	$428	$(20,232)	$20,660
Net cash used in investing activities	(1,104)	(1,862)	758
Net cash used in financing activities	-	(703)	703
Net decrease in cash and cash equivalents	(676)	(22,797)	22,121

Net cash flow provided by operating activities for the six months ended December 31, 2024 of $0.4 million, reflected our net loss of $13.6 million, adjusted primarily as follows: an add-back of credit loss expenses of $7.3 million, an add-back of stock based compensation expense of $3.5 million, an added-back of right-of-use assets amortization of $0.6 million and increase in accounts payable – related party of $20.7 million, offset by an increase in accounts receivable of $15.3 million, an increase in inventories, net of $1.7 million, and an increase in prepaid expenses and other current assets of $0.9 million.

Net cash flow used in operating activities for the six months ended December 31, 2023 of $20.2 million, reflected our net loss of $5.3 million, adjusted primarily as follows: an add-back of stock-based compensation expenses of $2.9 million, an add-back of credit loss expenses of $2.1 million, a increase in accounts payable – related party of $1.8 million, an increase in contract liabilities of $0.6 million, offset by an increase in accounts receivable of $22.8 million.

Net cash flow used in investing activities for the six months ended December 31, 2024 of $1.1 million reflected primarily purchase of property, plant and equipment of $0.3 million and acquisition of intangible assets of 0.8 million.

Net cash flow used in investing activities for the six months ended December 31, 2023 of $1.8 million reflected primarily purchase of property, plant and equipment of $1.1 million and acquisition of intangible assets of $0.7 million.

Net cash flow used in financing activities for the six months ended December 31, 2023 of $0.7 million reflected primarily repayments to related parties of $0.7 million.

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

Contractual Obligations

As of December 31, 2024, and June 30, 2023, we had contract liabilities of $1,882,743 and $2,218,166, respectively. These liabilities are advance deposits received from customers after an order has been placed. We expect all of the contract liabilities to be settled in less than one year.

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

The balances for the right-of-use assets and lease liabilities where we are the lessee are presented as follow:

	As of December 31, 2024	As of June 30, 2024
Operating lease right-of-use assets	$2,949,756	$3,579,140

Operating lease liabilities – current	$1,245,061	$1,207,832
Operating lease liabilities – non-current	1,572,574	2,194,094
Total	$2,817,635	$3,401,926

As of December 31, 2024, the maturities of our lease liabilities (excluding short-term leases) are as follows:

As of December 31, 2024
January 1, 2025 to June 30, 2025	716,165
July 1, 2025 to June 30, 2026	1,395,767
July 1, 2026 to June 30, 2027	857,144
July 1, 2027 to June 30, 2028	80,676
Total future lease payments	3,049,752
Less: imputed interest	(232,117)
Total lease liabilities	2,817,635

As of December 31, 2024, we recorded an unpaid $8.8 million consideration in accrued liabilities and other payables on the consolidated balance sheet for a committed investment of $9 million into a joint venture investment named IKE.

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

ITEM 4: Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2024, due to (1) the lack of controls to enable us to record assets acquired from a controlling stockholder in accordance with GAAP, (2) the lack of controls to enable us to evaluate significant estimates, including (i) the sufficiency of inventory reserve for slow-moving inventories and (ii) the credit loss history and use it to evaluate the sufficiency of credit loss reserve for accounts receivable under the Topic 326, (3) the lack of comprehensive accounting policies and procedures manual in accordance with U.S. GAAP and SEC reporting, including IT general controls, and a financial risk assessment to evaluate controls, and (4) the lack of a sufficient complement of personnel with appropriate technical expertise to evaluate complex accounting matters.

Changes in Internal Control over Financial Reporting

During the three months ended December 31, 2024, we have continued to develop and implement internal controls over financial reporting particularly in view of the material weakness described above.

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

Date: February 7, 2025	ISPIRE TECHNOLOGY INC.

	By:	/s/ Michael Wang
Michael Wang
Co-Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ James Patrick McCormick
James Patrick McCormick
Chief Financial Officer
(Principal Financing and Accounting Officer)