Form 10-Q
period 2025-03-31
Ispire Technology Inc.
filed 2025-05-09
CIK 1948455

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 9, 2025, there were 57,145,455 shares of common stock outstanding.

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

ii

PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements

ISPIRE TECHNOLOGY INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In $USD, except share and per share data)

	March 31, 2025	June 30, 2024
Assets
Current assets:
Cash	$23,518,560	$35,071,294
Restricted cash	72,594	-
Accounts receivable, net	60,425,835	59,734,765
Inventories	7,825,109	6,365,394
Prepaid expenses and other current assets	2,184,559	1,400,152
Total current assets	94,026,657	102,571,605
Non-current assets:
Property, plant and equipment, net	2,189,313	2,582,457
Intangible assets, net	2,098,740	1,375,666
Right-of-use assets – operating leases	5,356,384	3,579,140
Other investment	2,000,000	2,000,000
Equity method investment	9,841,020	10,248,048
Other non-current assets	215,612	284,050
Total non-current assets	21,701,069	20,069,361
Total assets	$115,727,726	$122,640,966
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$4,666,784	$3,779,723
Accounts payable – related party	77,121,850	67,046,472
Contract liabilities	1,561,842	2,218,166
Accrued liabilities and other payables	10,033,739	11,738,339
Bank loan – current portion	1,124,226	-
Operating lease liabilities – current portion	1,667,641	1,207,832
Total current liabilities	96,176,082	85,990,532

Non-current liabilities:
Bank loan – net of current portion	1,215,136	-
Operating lease liabilities – net of current portion	3,551,386	2,194,094
Total liabilities	100,942,604	88,184,626

Commitments and contingencies

Stockholders’ equity:
Common stock, par value $0.0001 per share; 140,000,000 shares authorized; 57,136,455 and 56,470,636 shares issued and outstanding as of March 31, 2025 and June 30, 2024	5,714	5,647
Preferred stock, par value $0.0001 per share, 10,000,000 shares authorized, no shares issued at March 31, 2025 and June 30, 2024	-	-
Treasury stock, at cost	(60,488)	-
Additional paid-in capital	48,141,075	43,217,391
Accumulated deficit	(33,275,195)	(8,825,041)
Accumulated other comprehensive (loss) income	(25,984)	58,343
Total stockholders’ equity	14,785,122	34,456,340
Total liabilities and stockholders’ equity	$115,727,726	$122,640,966

See notes to unaudited condensed consolidated financial statements.

ISPIRE TECHNOLOGY INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In $USD, except share and per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024

Revenue	$26,190,725	$30,015,036	$107,356,898	$114,565,244

Cost of revenue	21,414,820	23,893,083	87,184,044	95,345,545

Gross profit	4,775,905	6,121,953	20,172,854	19,219,699

Operating expenses:
Sales and marketing expenses	1,656,527	1,754,760	6,710,438	4,174,386
General and administrative expenses	13,704,819	10,022,488	36,670,781	25,499,077

Total Operating expenses	15,361,346	11,777,248	43,381,219	29,673,463

Loss from operations	(10,585,441)	(5,655,295)	(23,208,365)	(10,453,764)

Other (expense) income:
Interest (expense) income, net	(32,166)	27,296	3,138	298,161
Exchange gain (loss), net	24,341	(53,904)	(103,247)	(19,387)
Other (expense) income, net	(86,239)	12,265	(47,906)	20,078

Total Other (expense) income, net	(94,064)	(14,343)	(148,015)	298,852

Loss before income taxes	(10,679,505)	(5,669,638)	(23,356,380)	(10,154,912)

Income taxes	(176,990)	(255,485)	(1,093,774)	(1,103,710)

Net loss	$(10,856,495)	$(5,925,123)	$(24,450,154)	$(11,258,622)

Other comprehensive loss
Foreign currency translation adjustments	(2,860)	10,788	(84,327)	169,578
Comprehensive loss	$(10,859,355)	$(5,914,335)	$(24,534,481)	$(11,089,044)

Net loss per share
Basic and diluted	$(0.19)	$(0.11)	$(0.43)	$(0.21)

Weighted average shares outstanding:
Basic and diluted	57,003,488	54,347,729	56,752,454	54,287,624

See notes to unaudited condensed consolidated financial statements.

ISPIRE TECHNOLOGY INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In $USD, except share and per share data)

	Common Stock			Additional		Accumulated Other	Total
	Number of Shares	Amount	Treasury Stock	Paid-in Capital	Retained Earnings	Comprehensive (Loss)/Income	Stockholders’ Equity

Balance, January 1, 2025	56,677,982	$5,668	$-	$46,670,244	$(22,418,700)	$(23,124)	$24,234,088

Net loss	-	-	-	-	(10,856,495)	-	(10,856,495)

Issuance of common stock for equity incentives	458,473	46	-	126,732	-	-	126,778

Stock based compensation expenses	-	-	-	1,344,099	-	-	1,344,099

Common stock repurchase	-	-	(60,488)				(60,488)

Foreign currency translation adjustment	-	-	-	-	-	(2,860)	(2,860)

Balance, March 31, 2025	57,136,455	$5,714	$(60,488)	$48,141,075	$(33,275,195)	$(25,984)	$14,785,122

Balance, January 1, 2024	54,279,396	$5,428	$-	$28,535,949	$609,282	$(4,978)	$29,145,681

Net loss	-	-	-	-	(5,925,123)	-	(5,925,123)

Issuance of common stock for a secondary offering	2,050,000	205	-	10,785,701	-	-	10,785,906

Stock based compensation expenses	-	-	-	1,841,392	-	-	1,841,392

Foreign currency translation adjustment	-	-	-	-	-	10,788	10,788

Balance, March 31, 2024	56,329,396	$5,633	$-	$41,163,042	$(5,315,841)	$5,810	$35,858,644

	Common Stock			Additional		Accumulated Other	Total
	Number of Shares	Amount	Treasury Stock	Paid-in Capital	Retained Earnings	Comprehensive (Loss)/Income	Stockholders’ Equity

Balance, July 1, 2024	56,470,636	$5,647	$-	$43,217,391	$(8,825,041)	$58,343	$34,456,340

Net loss	-	-	-	-	(24,450,154)	-	(24,450,154)

Issuance of common stock for equity incentives	665,819	67	-	1,281,532	-	-	1,281,599

Stock based compensation expenses	-	-	-	3,642,152	-	-	3,642,152

Common stock repurchase	-		(60,488)				(60,488)

Foreign currency translation adjustment	-	-	-	-	-	(84,327)	(84,327)

Balance, March 31, 2025	57,136,455	$5,714	$(60,488)	$48,141,075	$(33,275,195)	$(25,984)	$14,785,122

Balance, July 1, 2023	54,222,420	$5,422	$-	$25,685,475	$5,942,781	$(163,768)	$31,469,910

Net loss	-	-	-	-	(11,258,622)	-	(11,258,622)

Issuance of common stock for a secondary offering	2,050,000	205	-	10,785,701	-	-	10,785,906

Issuance of common stock for equity incentives	56,976	6	-	539,056	-	-	539,062

Stock based compensation expenses	-	-	-	4,152,810	-	-	4,152,810

Foreign currency translation adjustment	-	-	-	-	-	169,578	169,578

Balance, March 31, 2024	56,329,396	$5,633	$-	$41,163,042	$(5,315,841)	$5,810	$35,858,644

See notes to unaudited condensed consolidated financial statements.

ISPIRE TECHNOLOGY INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In $USD, except share and per share data)

	Nine Months ended March 31,
	2025	2024

Net loss	$(24,450,154)	$(11,258,622)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	592,280	138,546
Credit loss expenses	13,389,767	3,318,772
Right-of-use assets amortization	1,001,101	899,673
Stock-based compensation expenses	4,923,751	4,691,872
Inventory write-down	73,692	168,585
Loss from equity investment	407,028	-
Changes in operating assets and liabilities:
Accounts receivable	(14,080,837)	(26,553,830)
Inventories	(1,485,433)	(2,510,259)
Prepaid expenses and other current assets	(715,969)	1,670,906
Accounts payable and accounts payable – related party	10,962,439	11,904,642
Contract liabilities	(756,872)	350,227
Accrued liabilities and other payables	(969,068)	1,160,487
Income tax payable	-	(63,853)
Operating lease liabilities	(961,244)	(795,272)
Net cash used in operating activities	(12,069,519)	(16,878,126)

Cash flows from investing activities:
Purchase of property, plant and equipment	(140,956)	(1,205,716)
Acquisition of intangible assets	(781,254)	(979,295)
Maturity of short term investment	-	9,133,707
Payment made for long term investment	(767,285)	(1,000,000)
Net cash (used in) provided by investing activities	(1,689,495)	5,948,696

Cash flows from financing activities:
Repayments of advances from a related party	-	(703,322)
Proceeds from a secondary offering	-	12,300,000
Costs of a secondary offering	-	(1,514,094)
Common stock repurchase	(60,488)	-
Proceeds from long term debt	2,339,362	-
Net cash provided by financing activities	2,278,874	10,082,584

Net decrease in cash	(11,480,140)	(846,846)
Cash, restricted cash and equivalents - beginning of period	35,071,294	40,300,573
Cash, restricted cash and equivalents - end of period	$23,591,154	$39,453,727
Reconciliation of cash, restricted cash and equivalents
Cash and cash equivalents	$23,518,560	$39,453,727
Restricted cash	72,594	-
Total cash, restricted cash and equivalents	$23,591,154	$39,453,727

Supplemental non-cash investing and financing activities
Leased assets obtained in exchange for operating lease liabilities	$2,771,082	$537,307
Unpaid long term investment in accrued liabilities and other payables	$8,232,715	$1,000,000
Supplemental cash flow disclosure
Cash paid for income taxes	$1,413,533	$1,357,265
Cash paid for interest	$60,183	$7,399

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

In January 2025, the Company established a wholly-owned subsidiary, Ispire Products UK LTD (Ispire UK) incorporated under the laws of England and Wales to assist in sales and marketing for the Company.

The following table sets forth information concerning the Company and its subsidiaries as of March 31, 2025:

Name of Entity	Date of Organization	Place of Organization	% of Ownership	Principal Activities
Ispire Technology Inc.	June 13, 2022	Delaware	Parent Company	Holding Company
Ispire International	July 6, 2022	BVI	100%	Holding Company
Aspire North America	February 22, 2020	California	100%	Research and Development, Sales and Marketing
Aspire Science	December 9, 2016	Hong Kong	100%	Sales and Marketing
Ispire Malaysia	August 2, 2023	Malaysia	100%	Manufacturing, Sales and Marketing
Ispire Global Products LLC	January 19, 2024	Delaware	100%	Sales and Marketing
Aspire AME Electronic Cigarettes Trading LLC	July 19, 2024	UAE	100%	Sales and Marketing
Magellan Trading LLC	October 1, 2024	California	100%	Operations and Logistics
Ispire Products UK LTD	January 9, 2025	England and Wales	100%	Sales and Marketing

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The unaudited condensed consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present a fair statement of the Company’s consolidated financial position as of March 31, 2025 and the results of operations for the three and nine months ended March 31, 2025 and 2024. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the United States Securities and Exchange Commission (“SEC”) and accordingly do not include all of the disclosures normally made in the Company’s annual consolidated financial statements. Accordingly, these unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended June 30, 2024.

The unaudited condensed consolidated balance sheet as of June 30, 2024 has been derived from the audited consolidated financial statements at such date. The results of operations for the three and nine months ended March 31, 2025 are not necessarily indicative of the results of operations that may be expected for any other interim periods or for the year ending June 30, 2025.

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

Based on the current expected credit loss model, the Company considers many factors, including age of balance, past events, any historical default, current information available about the customers, current economic conditions and certain forward-looking information, including reasonable and supportable forecasts.

Inventories

Inventories mainly consist of finished goods purchased from suppliers. Inventories are stated at the lower of cost or net realizable value. The cost of an inventory item is determined using the weighted average method.

When management determines that certain inventories may not be saleable, or there is an indicator that certain inventory costs may exceed expected market value, the Company will record the difference between the cost and the net realizable value as a write down of inventories. The net realizable value is determined based on the estimated selling price, in the ordinary course of business, less estimated costs necessary to make the sale. The Company records an allowance for slow moving and potentially obsolete inventory based upon recent sales history, the quantity of inventory on-hand, and an estimate of expected sellable life of the inventory. The Company periodically reviews inventory to identify slow moving inventories and compares the forecast sales with the quantities and expected sellable life of inventory. Any inventories identified during this process are reserved for at rates based upon management’s judgment and historical rates. The quantity thresholds and reserve rates are based on management’s judgment and knowledge of current and projected demand. The write-down estimates may, therefore, be revised if there are changes in the overall market for the Company’s products or market changes that in management’s judgment, impact its ability to sell potentially obsolete inventory. As of March 31, 2025 and June 30, 2024, the Company recorded inventory write-down of $279,286 and $205,594, respectively.

Intangible assets

Intangible assets refer to capitalized external costs, such as filing fees and associated attorney fees, incurred to obtain issued patents and patent license rights. The Company expenses costs associated with maintaining patents subsequent to their issuance in the period incurred. Capitalized patent costs are amortized on a straight-line basis over estimated useful lives of 15 – 20 years, which are based on the length of the license agreements as the Company expects to receive economic benefits over that time. The Company assesses the potential impairment to capitalized patent costs when events or changes in circumstances indicate that the carrying amount of our patent portfolio may not be recoverable. $0 and $247,702 of patent fees were capitalized during the three months ended March 31, 2025 and 2024 respectively. $781,254 and $979,295 of patent fees were capitalized during the nine months ended March 31, 2025 and 2024, respectively. The amortization of the intangible assets was $21,627 and $9,755 for the three months ended March 31, 2025 and 2024, respectively. The amortization of the intangible assets was $58,180 and $11,262 for the nine months ended March 31, 2025 and 2024, respectively. The amortization expenses were included in the general and administrative expenses.

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

Disaggregated Revenue

The Company has taken into consideration the nature, amount, timing, and uncertainty of revenue and cash flows, and has determined to disaggregate its net sales by region. The net sales disaggregated by region for the three and nine months ended March 31, 2025 and 2024, were as follows:

	Three months ended March 31,		Nine months ended March 31,
	2025	2024	2025	2024
Europe	$13,235,728	$13,628,653	$59,174,779	$49,144,807
North America (the U.S. and Canada)	8,788,476	12,361,240	29,441,624	50,191,212
Asia Pacific (excluding PRC)	2,965,023	3,771,105	10,453,766	14,831,769
Africa	117,975	117,695	5,840,041	261,113
South America	1,083,523	136,343	2,446,688	136,343
Total	$26,190,725	$30,015,036	$107,356,898	$114,565,244

Cost of revenue

Cost of revenue for the three and nine months ended March 31, 2025 and 2024 consisted primarily of the cost of purchasing vaping products, freight-in cost and inventory impairment, which were mostly purchased from a related party. See Note 10.

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures, which will require the Company to disclose segment expenses that are significant and regularly provided to the Company’s chief operating decision maker (“CODM”). In addition, ASU 2023-07 will require the Company to disclose the title and position of its CODM and how the CODM uses segment profit or loss information in assessing segment performance and deciding how to allocate resources. The Company will adopt this ASU for our 2025 annual period and is currently evaluating the impact of this ASU on our segment disclosures

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740), Improvements to Income Tax Disclosures. ASU 2023-09 requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional information on income taxes paid. The guidance is effective for public business entities for annual periods beginning after December 15, 2024, and for private entities for annual periods beginning after December 15, 2025, on a prospective basis. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement: Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40), to improve the disclosures about an entity’s expenses. Upon adoption, the Company will be required to disclose in the notes to the financial statements a disaggregation of certain expense categories included within the expense captions on the face of the income statement. The standard is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The standard can be applied either prospectively or retrospectively. The Company is currently assessing adoption timing and the effect that the updated standard will have on our financial statement disclosures.

Customer and Supplier Concentration

For the three and nine months ended March 31, 2025 and 2024, the Company’s major customers, who accounted for more than 10% of the Company’s consolidated revenue, were as follows:

	Three months ended March 31,		Nine months ended March 31,
	2025	2024	2025	2024
Major Customers
Customer A	23%	31%	24%	34%
Customer B	*	12%	*	*

*	Represented less than 10% of consolidated revenue.

For the three and nine months ended March 31, 2025 and 2024, the Company’s suppliers, who accounted for more than 10% of the Company’s total purchases, were as follows:

	Three months ended March 31,		Nine months ended March 31,
	2025	2024	2025	2024
Major Suppliers
Supplier C	87%	95%	93%	77%

(1)	Major Supplier C is Shenzhen Yi Jia, a Chinese company that is 95% owned by the Company’s co-chief executive officer and principal stockholder. See Note 10.

Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and accounts receivable. The Company maintains its cash in financial institutions. Accounts at United States financial institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. Accounts at Malaysian financial institutions are insured by the Perbadanan Insurans Deposit Malaysia (“PIDM”) up to RM 250,000. The Hong Kong Deposit Protection Board pays compensation up to a limit of Hong Kong Dollar (“HKD”) 800,000. The Company may carry cash balances at financial institutions in excess of the insured limits. The amount in excess of the deposit insurance as of March 31, 2025 and June 30, 2024 was $23,109,510 and $34,698,647. The Company has not experienced losses on these accounts and management believes, based upon the quality of the financial institutions, that the credit risk with regard to these deposits is not significant.

As of March 31, 2025 and June 30, 2024, the Company’s customers, whose accounts receivable balances accounted for more than 10% of the Company’s total accounts receivable, were as follows:

	As of March 31,	As of June 30,
Customers	2025	2024
D	14%	16%
E	11%	*

3. CASH AND CASH EQUIVALENTS, RESTRICTED CASH

Below is a breakdown of the Company’s cash balances in banks as of March 31, 2025 and June 30, 2024, both by geography and by currencies (translated into U.S. dollars):

	As of March 31,	As of June 30,
By Geography:	2025	2024
Cash in HK	$22,818,711	$32,667,486
Cash in U.S.	408,395	2,240,874
Cash in Malaysia	291,454	162,934
Total	$23,518,560	$35,071,294

By Currency:
USD	$13,904,857	$25,399,331
RM	87,106	88,598
HKD	131,639	121,628
EUR	10,081	13,056
GBP	22,759	22,233
RMB	9,362,118	9,426,448
Total	$23,518,560	$35,071,294

“HKD” refers to Hong Kong dollars, “GBP” refers to British pounds, “EUR” refers to Euros, “RM” refers to Malaysia ringgit and “RMB” refers to Chinese Renminbi.

As of March 31, 2025 and June 30, 2024, restricted cash totaled $72,594 and $0. The $72,594 balance consist of $22,594 from Malaysia in RM for a bank guarantee with the customs department in Malaysia for import and export activities, and $50,000 from Aspire North America in US for a certificate of deposit related to a bank letter of credit for a shipping bond.

4. ACCOUNTS RECEIVABLE, NET

As of March 31, 2025 and June 30, 2024, accounts receivable consisted of the following:

	As of March 31,	As of June 30,
	2025	2024
Accounts receivable – gross	$75,011,075	$65,620,003
Allowance for credit losses	(14,585,240)	(5,885,238)
Accounts receivable, net	$60,425,835	$59,734,765

The Company recorded $6,103,688 and $1,192,488 credit loss expense for the three months ended March 31, 2025 and 2024, respectively. The Company recorded $13,389,767 and $3,318,772 credit loss expense for the nine months ended March 31, 2025 and 2024, respectively. For the three months ended March 31, 2025 and 2024, the Company wrote off accounts receivable against allowance for credit losses of $2,823,560 and $65,801, respectively. For the nine months ended March 31, 2025 and 2024, the Company wrote off accounts receivable against allowance for credit losses of $4,689,765 and $771,961, respectively.

Activity in the allowance for credit losses is below:

	For the nine months ended March 31,
	2025	2024
Balance at July 1	$5,885,238	$1,498,806
Current period provision for expected losses	13,389,767	3,318,772
Write-offs charged against the allowance	(4,689,765)	(771,961)
Balance at March 31	14,585,240	4,045,617

5. PROPERTY, PLANT AND EQUIPMENT, NET

As of March 31, 2025 and June 30, 2024, property, plant and equipment consisted of the following:

	As of March 31,	As of June 30,
	2025	2024
Leasehold improvements	$1,327,162	$1,363,654
Office and other equipment	1,587,647	1,466,840
Furniture and fixtures	345,785	270,983
Construction-in-progress	18,322	36,483
	3,278,916	3,137,960
Less: accumulated depreciation	(1,089,603)	(555,503)
Property, plant and equipment, net	$2,189,313	$2,582,457

For the three months ended March 31, 2025 and 2024, depreciation expense amounted to $177,328 and $56,842, respectively. For the nine months ended March 31, 2025 and 2024, depreciation expense amounted to $534,100 and $127,387, respectively.

6. EQUITY METHOD INVESTMENT

On April 5, 2024, Aspire North America entered into a capital contribution, subscription, and joint venture agreement with several other parties. Pursuant to joint venture agreement, the parties created a legal entity, IKE Tech LLC (“IKE”), whose business is licensing, owning, operating and developing an industry-standard age-verification solution for vapor (e-cigarette) devices in the U.S. market as the related planned submission of PMTA applications that seek FDA marketing orders for cutting-edge technologies across the U.S. e-cigarette market. Ispire contributed $1 million to IKE in cash for funding its operating activities and entered into a binding commitment to make an additional capital contribution to IKE in the aggregate amount of up to $9 million. In exchange for Ispire’s total investment of $10 million, IKE issued to Ispire membership interests in an aggregate amount initially equal to forty percent (40%) of the membership interests in IKE.

As of March 31, 2025, the investment in joint venture accounted for under the equity method amounted to $9,841,020. As of March 31, 2025, the Company noticed no indicator of impairment regarding the investment.

For the three months ended March 31, 2025, the Company’s share of the joint venture’s net loss was $230,360. For the nine months ended March 31, 2025, the Company’s share of the joint venture’s net loss was $407,028. The loss was included in “other (expense) income, net” in the consolidated statements of operations and comprehensive loss.

For the three months ended March 31, 2025 and 2024, the Company recorded $33,221 and $0 in other income from IKE from charging administrative fees. For the nine months ended March 31, 2025 and 2024, the Company recorded  $105,293 and $0 in other income from IKE from charging administrative fees. As of March 31, 2025 and June 30, 2024, the Company had total accounts receivable of $187,547 and $17,280 due from IKE.

The tables below present the summarized financial information, as provided to the Company by the investee, for the unconsolidated company:

	Three months ended March 31,	Nine months ended March 31,
	2025	2025
Net revenue	$-	$-
Gross profit	-	-
Loss from operations	(575,900)	(1,017,570)
Net loss	(575,900)	(1,017,570)

7. CONTRACT LIABILITIES

These liabilities are advance deposits received from customers after an order has been placed. As of March 31, 2025, the Company expects all of the contract liabilities to be settled in less than one year. The decrease in the balance at March 31, 2025 was due to less orders on hand on that date. The amount of revenue recognized in the nine months ended March 31, 2025, that was included in the opening contract liability balance was $1,890,511.

Changes in the contract liabilities is below:

	For the nine months ended March 31,
	2025	2024
Balance at July 1	$2,218,166	$988,556
Contract liabilities recognized related to advanced deposits	28,227,804	23,470,160
Revenue recognized in current period	(28,884,128)	(23,131,345)
Balance at March 31	1,561,842	1,327,371

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

The balances for the right-of-use assets and lease liabilities where the Company is the lessee are presented as follow:

	As of March 31, 2025	As of June 30, 2024
Operating lease right-of-use assets	$5,356,384	$3,579,140

Operating lease liabilities – current	$1,667,641	$1,207,832
Operating lease liabilities – non-current	3,551,386	2,194,094
Total	$5,219,027	$3,401,926

As of March 31, 2025, the maturities of our lease liabilities (excluding short-term leases) are as follows:

As of March 31, 2025
April 1, 2025 to June 30, 2025	477,512
July 1, 2025 to June 30, 2026	1,995,914
July 1, 2026 to June 30, 2027	1,473,496
July 1, 2027 to June 30, 2028	745,509
July 1, 2027 to June 30, 2029	664,833
July 1, 2027 to June 30, 2030	443,222
Total future lease payments	5,800,486
Less: imputed interest	(581,459)
Total lease liabilities	5,219,027

The Company incurred lease costs, which include the payment of short-term leases, of $434,935 and $413,911 on the Company’s consolidated statements of operations and comprehensive loss for the three months ended March 31, 2025 and 2024, respectively. The Company incurred lease costs, which include the payment of short-term leases, of $1,200,668 and $1,148,902 on the Company’s consolidated statements of operations and comprehensive loss for the nine months ended March 31, 2025 and 2024, respectively.

The Company made payments of $440,173 and $378,560 under the lease agreements during three months ended March 31, 2025 and 2024, respectively. The Company made payments of $1,160,813 and $1,089,246 under the lease agreements during nine months ended March 31, 2025 and 2024, respectively.

The weighted-average remaining lease term related to the Company’s lease liabilities as of March 31, 2025 and June 30, 2024 was 3.5 years and 2.7 years, respectively.

The discount rate related to the Company’s lease liabilities as of March 31, 2025 and June 30, 2024 was 6.5% and 7.9%, respectively. The discount rates are generally based on estimates of the Company’s incremental borrowing rate, as the discount rates implicit in the Company’s leases cannot be readily determined.

9. ACCRUED LIABILITIES AND OTHER PAYABLES

As of March 31, 2025 and June 30, 2024, accrued liabilities and other payables consisted of the following:

	As of March 31,	As of June 30,
	2025	2024
Joint venture investment payable	$8,232,715	$9,000,000
Other payables	682,653	575,115
Accrued salaries and related benefits	23,146	432,863
Accrued expenses	682,437	1,012,353
Reserve for product returns	411,838	717,058
Other tax payable	950	950
Total	$10,033,739	$11,738,339

10. RELATED PARTY TRANSACTIONS

a)	The table below sets forth the major related parties and their relationships with the Company:

Name of related parties and Relationship with the Company
- Tuanfang Liu is the Co-Chief Executive Officer and Chairman of the Company.
- Jiangyan Zhu is the wife of Tuanfang Liu and a director of the Company.
- Eigate (Hong Kong) Technology Co., Limited (“Eigate”) is a wholly-owned and controlled by the Company’s Chairman.
- Aspire Global is a company controlled by the Chairman of the Company.
- Aspire International Hong Kong Limited is a wholly-owned subsidiary of Aspire Global.
- Shenzhen Yi Jia, a Chinese company that is 95% owned by the Company’s Chairman and 5% by the Chairman’s cousin.
- IKE Tech LLC, a joint venture that the Company has 40% membership interests in.

b)	Tuanfang Liu is also Aspire Global’s chief executive officer and a director of both the Company and Aspire Global, and his wife, Jiangyan Zhu, is also a director of both companies. As of March 31, 2025, Mr. Liu and Ms. Zhu beneficially own 66.5% and 5.0%, respectively, of the outstanding shares of Aspire Global. As of March 31, 2025, Mr. Liu and Ms. Zhu beneficially own 58.2% and 4.4%, respectively, of the outstanding shares of the Company.

c)	For the three and nine months ended March 31, 2025 and 2024, the majority of the Company’s nicotine and cannabis vaping products were purchased from Shenzhen Yi Jia. As of March 31, 2025 and June 30, 2024, the accounts payable–related party was $77,121,850 and $67,046,472, respectively, which was payable to Shenzhen Yi Jia. Pricing for products purchased from Shenzhen Yi Jia is determined by the volume of products ordered and shall be the most favorable market price offered by Shenzhen Yi Jia in negotiations. There are no fixed payment terms regarding these balances and they are classified as current liabilities. The relationship between the related parties, including the payment terms, is reviewed on a quarterly basis. As long as strategic objectives are met, the Company expects the relationship will continue without significant modification. For the three months ended March 31, 2025 and 2024, the purchases from Shenzhen Yi Jia were $17,951,993 and $24,079,185, respectively. For the nine months ended March 31, 2025 and 2024, the purchases from Shenzhen Yi Jia were $79,510,476 and $73,062,398, respectively.

d)	As of March 31, 2025 and June 30, 2024, the Company had total accounts receivable of $187,547 and $17,280 due from IKE.

11. INCOME TAXES

For the three and nine months ended March 31, 2025 and 2024 loss before income taxes consists of:

	Three months ended March 31,		Nine months ended March 31,
	2025	2024	2025	2024
HK	$1,083,440	$1,503,400	$6,616,549	$7,194,470
U.S.	(11,744,739)	(6,754,070)	(28,948,956)	(16,649,722)
Malaysia	(18,206)	(418,968)	(1,023,973)	(699,660)
Total	$(10,679,505)	$(5,669,638)	$(23,356,380)	$(10,154,912)

Income taxes recorded for the three and nine months ended March 31, 2025 and 2024, were estimated using the discrete method. Income taxes are based on the Company’s financial results through the end of the period, as well as the related change in the valuation allowance on deferred tax assets. The Company is unable to estimate the annual effective tax rate with sufficient precision for purposes of the effective tax rate method, which requires the Company to consider a projection of full-year income and the expected change in the valuation allowance. The estimated annual effective tax rate method was not reliable due to its sensitivity to small changes to forecasted annual pre-tax earnings and the effect of the valuation allowance, which create results with significant variations in the customary relationship between income tax expense and pre-tax income for the interim periods. As a result, the Company determined that using the discrete method is more appropriate than using the annual effective tax rate method.

The Company’s effective tax rate from operations was (1.66%) and (4.51%) for the three months ended March 31, 2025 and 2024, respectively. The Company’s effective tax rate from operations was (4.68%) and (10.87%) for the nine months ended March 31, 2025 and 2024, respectively. The Company’s effective tax rate differs from the federal statutory rate of 21% in each period primarily due to the Company’s net loss position, nondeductible expenses, and valuation allowance.

As of March 31, 2025, income tax expense of $176,990 and $1,093,774 was from income generated during the three and nine months ended March 31, 2025, respectively. At March 31, 2024, income tax expense of $255,485 and $1,103,710 was from income generated during the three and nine months ended March 31, 2024, respectively. All income tax expenses arose solely from Hong Kong operation.

12. STOCK-BASED COMPENSATION

In October 2022, the board of directors and stockholders of the Company approved the 2022 Equity Incentive Plan (as amended, the “Plan”) pursuant to which up to 15,000,000 shares of common stock may be issued pursuant to options, restricted stock or RSUs grants. The Plan is administered by the Compensation Committee of the Board of Directors. Awards under the Plan may be granted to officers, directors, employees and those consultants who qualify as a consultant or advisor under the instructions to the Company’s Form S-8 (File No. 333-273458) initially filed with U.S. Securities and Exchange Commission on July 26, 2023, and amended on November 15, 2024. The Compensation Committee has broad discretion in making awards, provided that any options shall be exercisable at the fair market value on the date of grant.

Restricted stock

During the three and nine months ended March 31, 2025, 458,473 and 665,819 shares of common stock were issued to the Company’s board of directors, employees and service providers in settlement of restricted stock granted under the Plan, respectively. Restricted stock granted to directors vests over three months and was fully vested as of March 31, 2025. The Company recognized stock-based compensation expense totaling $126,778 during the three months ended March 31, 2025, which were related to the restricted stock issued to the Company’s board of directors and a service provider, based on the grant date fair value of the awards. There are $51,218 unrecognized compensation expenses related to the restricted stock awards granted to one service provider as of March 31, 2025.

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

In July 2024, the Company entered into consulting agreements with two consultants, which provide for the issuance of up to 400,000 shares of common stock to each consultant (a total of 800,000 shares of common stock). Under the terms of the consulting agreements, (a) 75,000 shares of common stock vested upon execution of the consulting agreements (a total of 150,000 shares of common stock issued during the three months ended September 30, 2024), (b) 300,000 shares of common stock will vest upon the attainment of three separate sales-based targets, in 100,000 share increments (a total of 300,000 shares of common stock), and (c) 25,000 shares of common stock will vest upon the attainment of one separate sales-based target, if the consulting agreements have not been terminated. These consultant agreements were cancelled during three months ended March 31, 2025. Upon cancellation, 150,000 shares from the consultant agreements had been vested and issued, and there were 650,000 unissued and unvested shares being cancelled.

The shares of common stock that vest upon the attainment of the sales-based targets include performance-based vesting conditions, which the Company has determined were not probable of being achieved at March 31, 2025. As such, the Company has not recognized any compensation expense as of March 31, 2025, related to the restricted common stock with performance-based vesting conditions. The shares of common stock that vest on October 1, 2027, include time-based vesting criteria. For these shares, the Company recognizes stock-based compensation expense based on the grant date fair value on a straight-line basis over the required service period. For the quarter ended March 31, 2025, the stock-based compensation expense related to the restricted common stock with time-based vesting conditions was not material.

Stock Options

The following is a summary of stock option activity transactions as of and for the nine months ended March 31, 2025:

	Number Of options	Weighted average exercise price	Weighted average fair value per option	Weighted average remaining contractual life in years
Outstanding at June 30, 2024	3,255,000	$9.10	$5.13	9.1
Granted	465,000	$6.06	$3.69	9.6
Exercised	-	$-	$-	-
Expired	-	$-	$-	-
Forfeiture	(1,417,219)	$9.69	$5.50	8.5
Outstanding at March 31, 2025	2,302,709	$8.12	$4.61	7.8
Exercisable at March 31, 2025	798,751	$9.07	$4.96	7.4

The aggregate intrinsic value of options outstanding with an exercise price less than the closing price of the Company’s common stock as of March 31, 2025 was $0. Aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the period in excess of the weighted-average exercise price multiplied by the number of options outstanding or exercisable.

Total expense of options vested for the three months ended March 31, 2025 and 2024, was $564,680 and $1,078,235, respectively. Total expense of options vested for the nine months ended March 31, 2025 and 2024, was $189,884 and $2,785,328, respectively. The options granted during the nine months ended March 31, 2025 and 2024 were valued using the binomial option pricing model based on the following range of assumptions:

	Nine months ended March 31, 2025	Nine months ended March 31, 2024
Exercise multiple	2.8	2.8
Expected volatility	60%	50% - 55%
Risk-free interest rate	3.650% - 4.540%	4.062% - 4.812%
Expected dividend yield	0%	0%

RSUs

RSUs granted to employees typically vest cumulatively as to one-third of the restricted stock units on each of the first three anniversaries of the date of grant based on continues service. Each vested RSU entitles holder to receive one share of common stock upon exercise. RSUs are accounted for as equity using the fair value method, which requires measurement and recognition of compensation expense for all awards granted to employees, directors and consultants based upon the grant-date fair value.

	Shares	Weighted average grant date fair value
Unvested, June 30, 2024	483,606	$9.76
Granted	1,215,346	6.15
Vested	(593,608)	7.12
Canceled and forfeited	(435,351)	8.02
Unvested, March 31, 2025	669,993	$6.68

Total expense for the RSUs during the three months ended March 31, 2025 and 2024 was $779,419 and $722,709, respectively. Total expense for the RSUs during the nine months ended March 31, 2025 and 2024 was $3,452,268 and $1,341,179, respectively.

The following table summarizes the allocation of stock-based compensation in the accompanying consolidated statements of operations and comprehensive loss:

	Three months ended March 31,		Nine months ended March 31,
	2025	2024	2025	2024
General and administrative expenses	$1,385,087	$1,809,204	$3,701,071	$4,611,237
Sales and marketing expenses	85,790	32,188	1,222,680	80,635
Total	$1,470,877	$1,841,392	$4,923,751	$4,691,872

As of March 31, 2025, the Company had approximately $10,051,112 in unrecognized compensation expenses related to all non-vested options and RSUs that will be recognized over the weighted-average period of 2.5 years.

13. LOSS PER SHARE

The following table presents a reconciliation of basic net loss per share:

	Three months ended March 31,		Nine months ended March 31,
	2025	2024	2025	2024
Net loss	$(10,856,495)	$(5,925,123)	$(24,450,154)	$(11,258,622)
Weighted average basic and diluted share of common stock outstanding	57,003,488	54,347,729	56,752,454	54,287,624
Net loss per basic and diluted share of common stock	$(0.19)	$(0.11)	$(0.43)	$(0.21)

The Company computes earnings per share (“EPS”) in accordance with ASC 260, Earnings per Share. ASC 260 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as net loss divided by the weighted average common stocks outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common stocks (for example, convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potentially dilutive shares could dilute basic EPS in the future that were not included in the computation of diluted EPS because to do so would have been antidilutive for the nine months ended March 31, 2025 and 2024. Potentially dilutive shares were as follows:

	For the nine months ended March 31,
	2025	2024
Share options	2,302,709	2,907,500
Unvested restricted stock units	669,993	593,402
Warrants	173,211	62,100
Total	3,145,913	3,563,002

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

15. SUBSEQUENT EVENT

On April 24, 2025, Ispire Malaysia SDN BDH (“Ispire Malaysia”) entered into a Preference Shares Subscription Agreement (the “Agreement”) with Greenpeak Resources SDN BDH (“Greenpeak”). Greenpeak is Ispire Malaysia’s government affairs and lobbying firm in Malaysia. Under the Agreement Ispire Malaysia issued one preference share to Greenpeak in exchange for (a) a subscription price of 1.00 Ringgit Malaysia, (b) procurement of certain licenses related to the manufacture, import and export of nicotine products in Malaysia (the “Licenses”) on or before May 15, 2025 (or such other date or extended date as may be mutually agreed upon in writing by the parties), and (c) an obligation to maintain and renew the Licenses for Ispire Malaysia throughout the term of the Agreement. The agreement is in effect from April 24, 2025 until it is terminated by either party after a default. The preference share entitles its holder to an annual dividend at the rate of five percent (5%) of the Ispire Malaysia’s total net profit after tax (NPAT) for the relevant financial year.

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

We are engaged in the research and development, design, commercialization, sales, marketing and distribution of branded and non-branded vaping hardware products in both the nicotine and cannabis spaces. Vaping refers to the practice of inhaling and exhaling the vapor produced by an electronic vaping device. These products are sold into the global nicotine markets in the form of e-cigarettes and global cannabis markets in the form of cartridges filled with oils by our customers.

We sell our e-cigarette (or nicotine) products globally, in markets where we are legally permitted to do so. To date, our nicotine products are marketed under the “Aspire” brand name and are sold primarily through our expansive distribution network. However, we are currently preparing to expand our international presence via the launch of nicotine products under the Ispire platform. These products will be launched under licensing arrangements with the owner(s) of selected partner brand(s). One such license arrangement has already launched, and more are anticipated to occur in the future.

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

As a result of ENDS regulation noted above, we can sell only one tobacco vaping product line, the Nautilus Prime, in the U.S.. Our tobacco vaping sales related to this line in the U.S. were approximately $0.2 million and $0.6 million for the twelve months ended June 30, 2024, and 2023, respectively. Additionally, amendments to the Prevent All Cigarette Trafficking (“PACT”) Act, which became law in 2021, extend the PACT Act to include e-cigarettes and all vaping products, and place significant burdens on sellers of vaping products in the United States which may make it difficult to operate profitably in the United States. Because of these tighter government regulations, we have stopped marketing tobacco vaping products in the United States, as the volume of sales from the one tobacco vaping product which we may sell in the United States does not justify the marketing and regulatory costs involved.

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

Tariffs

On April 2, 2025 U.S. President Donald Trump instituted a tariff of 24% on all goods from Malaysia and a 54% tariff on all goods from China through an executive order. On April 9, 2025, President Trump paused the implementation of the April 2 executive order for 90 days, with respect to all countries but China, instead instituting a blanket 10% tariff for all non-China imports to the U.S.

As of May 5, 2025 tariffs on most Chinese made products entering the U.S. are 145% and may continue to increase, or decrease, over the near term.

We purchase the majority of our nicotine and cannabis vaping products from Shenzhen Yi Jia, located in Shenzhen, China, which constitutes a significant part of our cost of revenue. The increase of tariff rates could affect our operating results and gross profit margins. However, we are currently able to manufacture a wide range of cannabis hardware in Malaysia and import into the U.S. at a substantial discount compared with production in, and importation from, China. We believe that the tariff differential between China and Malaysia serves as a short- and long-term competitive advantage for our U.S. cannabis hardware business. While we cannot be certain that this tariff differential will last, many customers have approached us, seeking to diversify their production supply chains out of China and into Malaysia. To the extent we continue to procure vapor devices from China for sale in the U.S., tariff costs will continue to be passed to our customers.

Accounts Receivable

Our business relies on the collection of accounts receivable from our customers in a timely manner to maintain liquidity and support our ongoing operations. The balance of the allowance for credit losses was $14.6 million and $5.9 million at March 31, 2025 and June 30, 2024, respectively. Receivables are written off after exhaustive collection efforts occur and the receivable is deemed uncollectible. The increase is due to write offs after collection efforts, and then general rise in receivables balance and estimate losses.

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

Key Factors that Affect Our Results of Operations

We believe the following key factors may affect our financial condition and results of operations:

●	The effect of legislation and regulations affecting tobacco and cannabis vaping products.

●	If we elect to market tobacco vaping products in the United States, our ability to obtain regulatory approval to market additional tobacco vaping products in the United States and the significant cost of seeking such approval.

●	Our ability to develop and market tobacco and cannabis vaping products to meet the changing tastes of adult consumers.

●	The effects of competition.

●	The development of an international market for cannabis vaping products, which is presently primarily limited to certain states in the United States.

●	Changes or uncertainty in tariffs, economic sanctions, and other trade barriers.

Results of Operations

Three and Nine Months Ended March 31, 2025 and 2024

The following table sets forth a summary of our consolidated statements of operations and comprehensive income for the three and nine months ended March 31, 2025 and 2024 (dollars in thousands except per share amounts).

	Three Months Ended March 31,				Nine Months Ended March 31,
	2025		2024		2025		2024
	$	% of Revenue	$	% of Revenue	$	% of Revenue	$	% of Revenue
Revenue	$26,191	100.0%	$30,015	100.0%	$107,357	100.0%	$114,565	100.0%
Cost of revenue	(21,415)	(81.8)%	(23,893)	(79.6)%	(87,184)	(81.2)%	(95,346)	(83.2)%
Gross profit	4,776	18.2%	6,122	20.4%	20,173	18.8%	19,219	16.8%
Operating expenses	(15,361)	(58.7)%	(11,777)	(39.2)%	(43,381)	(40.4)%	(29,673)	(25.9)%
loss from operations	(10,585)	(0.4)%	(5,655)	(18.8)%	(23,208)	(21.6)%	(10,454)	(9.1)%
Other income (expense), net	(94)	(0.4)%	(15)	(0.0)%	(148)	(0.1)%	299	0.3%
Loss before income taxes	(10,679)	(40.8)%	(5,670)	(18.9)%	(23,356)	(21.8)%	(10,155)	(8.9)%
Income taxes	(177)	(0.7)%	(255)	(0.8)%	(1,094)	(1.0)%	(1,104)	(1.0)%
Net loss	(10,856)	(41.5)%	(5,925)	(19.7)%	(24,450)	(22.8)%	(11,259)	(9.8)%
Other comprehensive income	(3)	0.1%	11	0.1%	(84)	(0.1)%	170	0.1%
Comprehensive loss	(10,859)	(41.5)%	(5,914)	(19.7)%	(24,534)	(22.9)%	(11,089)	(9.7)%
Net loss per share Basic and diluted	(0.19)		(0.11)		(0.43)		(0.21)
Weighted shares of common stock outstanding Basic and diluted	57,003,488		54,347,729		56,752,454		54,287,624

Revenue

The following tables set out the breakdown of our revenue percentage by region based on information provided to us by our distributors.

	Three months ended March 31,		Nine months ended March 31,
	2025	2024	2025	2024
Europe	$13,235,728	$13,628,653	$59,174,779	$49,144,807
North America (the U.S. and Canada)	8,788,476	12,361,240	29,441,624	50,191,212
Asia Pacific (excluding PRC)	2,965,023	3,771,105	10,453,766	14,831,769
Africa	117,975	117,695	5,840,041	261,113
South America	1,083,523	136,343	2,446,688	136,343
Total	$26,190,725	$30,015,036	$107,356,898	$114,565,244

Our revenue decreased by $3,824,311, or 12.7%, from $30,015,036 for the three months ended March 31, 2024, to $26,190,725 for the three months ended March 31, 2025. The decrease in revenue is the combined effect of (i) , increases in sales in South America, of $0.9 million from $0.1 million for the three months ended March 31, 2024, to $1.0 million for the three months ended March 31, 2025 offset by (ii) decreases in sales of vaping products in North America of $3.6 million from $12.4 million for the three months ended March 31, 2024 to approximately $8.8 million for the three months ended March 31, 2025, and (iii) decreases in sales to Asia Pacific regions of $0.8 million from $3.8 million for the three months ended March 31, 2024 to approximately $3.0 million for the three months ended March 31, 2025.

Our revenue decreased by $7,208,346, or 6.3%, from $114,565,244 for the nine months ended March 31, 2024, to $107,356,898 for the nine months ended March 31, 2025. The decrease in revenue is the combined effect of (i) decreases in sales of vaping products in North America of $20.7 million from $50.2 million for the nine months ended March 31, 2024 to approximately $29.5 million for the nine months ended March 31, 2025, and (ii) decreases in sales to Asia Pacific regions of $4.4 million from $14.8 million for the nine months ended March 31, 2024 to approximately $10.4 million for the nine months ended March 31, 2025, offset by (iii) increases in product sales in Europe of $10.0 million from $49.1 million for the nine months ended March 31, 2024, to $59.1 million for the nine months ended March 31, 2025, increases in sales in Africa, mainly South Africa, of $5.5 million from $0.3 million for the nine months ended March 31, 2024, to $5.8 million for the nine months ended March 31, 2025 and increases in sales in South America of $2.3 million from $0.1 for the nine months ended March 31, 2024, to $2.4 million for the nine months ended March 31, 2025.

Cost of Revenue

Cost of revenue mainly consists of cost of purchases of vaping products, of which the majority of the purchase are from Shenzhen Yi Jia. Cost of revenue decreased by $2,478,263, or 10.4%, from $23,893,083 for the three months ended March 31, 2024, to $21,414,820 for the three months ended March 31, 2025. The decrease in cost of revenue is in line with decease in revenue. Cost of revenue decreased by $8,161,501, or 8.6%, from $95,345,545 for the nine months ended March 31, 2024, to $87,184,044 for the nine months ended March 31, 2025.

The decrease in cost of revenue is in line with decrease in revenue and more higher-margin products being sold.

Gross Profit

The following tables show the revenue, cost of revenue and gross profit of our products (dollars in thousands).

Three Months Ended March 31, 2025
Revenue	Cost of revenue	Gross profit	Gross profit %
$26,190	$21,415	$4,775	18.2%

Three Months Ended March 31, 2024
Revenue	Cost of revenue	Gross profit	Gross profit %
$30,015	$23,893	$6,122	20.4%

Nine Months Ended March 31, 2025
Revenue	Cost of revenue	Gross profit	Gross profit %
$107,357	$87,184	$20,173	18.8%

Nine Months Ended March 31, 2024
Revenue	Cost of revenue	Gross profit	Gross profit %
$114,565	$95,345	$19,220	16.8%

Gross profit decreased by $1,346,048, or 22.0%, from $6,121,953 for the three months ended March 31, 2024, to $4,775,905 for the three months ended March 31, 2025, while our gross margin decreased from 20.4% to 18.2%. The decrease in gross margin was primarily due to changes in product mix with less higher-margin products being sold during the three months ended March 31, 2025.

Gross profit increased by $953,155, or 5.0%, from $19,219,699 for the nine months ended March 31, 2024, to $20,172,854 for the nine months ended March 31, 2025, while our gross margin increased from 16.8% to 18.8%. The increase in gross margin was primarily due to changes in product mix with more higher-margin products being sold during the nine months ended March 31, 2025.

Operating Expenses

Operating expenses increased $3,584,098 or 23.3%, from $11,777,248 for the three months ended March 31, 2024 to $15,361,346 for the three months ended March 31, 2025. Operating expenses increased $13,707,756 or 46.2%, from $29,673,463 for the nine months ended March 31, 2024 to $43,381,219 for the nine months ended March 31, 2025.

Our sales and marketing expenses mainly consist of employees’ salaries and benefits, marketing expense, travel expenses and others. Sales and marketing expenses decreased by $98,233, or 5.6%, from $1,754,760 for the three months ended March 31, 2024 to $1,656,527 for the three months ended March 31, 2025. The slight decrease in sales and marketing expenses was primarily due to the net effect of (i) a decrease in our marketing activities, marketing campaign and trade shows of $0.4 million, offset by (ii) increased in headcount and payroll expense for Aspire Science of $0.1 million, and (iii) increase of $0.2 million in other miscellaneous selling expenses.

Sales and marketing expenses increased by $2,536,052, or 60.8%, from $4,174,386 for the nine months ended March 31, 2024 to $6,710,438 for the nine months ended March 31, 2025. The increase in sales and marketing expenses was primarily due to an increase in (i) our marketing activities, marketing campaign and trade shows of $0.9 million, (ii) stock-based compensation expense related to selling personnel of $1.2 million for the nine months ended March 31, 2025 and (iii) headcount and payroll expense for Aspire Science of $0.2 million.

Our general and administrative expenses mainly consist of employees’ salaries and benefits, rental expense, professional fees, stock-based payment expenses, credit loss expense and other administrative expenses. General and administrative expenses increased by $3,682,331, or 26.9%, from $10,022,488 for the three months ended March 31, 2024 to $13,704,819 for the three months ended March 31, 2025. The increase was primarily due to (i) increase in credit loss expense as an allowance for credit losses of $4.9 million from accounts resulted from management’s assessment on Company’s account receivables balances, offset by (ii) an decrease in professional fees of $0.6 million and (iii) decrease of $0.4 million for payroll expenses.

General and administrative expenses increased by $11,171,704, or 43.8%, from $25,499,077 for the nine months ended March 31, 2024 to $36,670,781 for the nine months ended March 31, 2025. The increase was primarily due to (i) increase in credit loss expense as an allowance for credit losses of $10.1 million from accounts resulted from management’s assessment on Company’s account receivables balances, (ii) increase of $0.8 million for payroll expenses and (iii) an increase in professional fees of $0.3 million incurred for cannabis business.

Other expense (income), net

Other income, net includes interest income, interest expense, exchange gain (loss), net and other income (expense).

Interest expense (income) changed by $59,462, or 217.8%, from interest income of $27,296 for the three months ended March 31, 2024 to interest expense of $32,166 for the three months ended March 31, 2025. Interest income decreased by $295,023, or 98.9%, from $298,161 for the nine months ended March 31, 2024 to $3,138 for the nine months ended March 31, 2025. The decrease is largely due to prior year certificate of deposit concluding.

Other expense (income) mainly consists of interest expense, loss on equity method investment, credits from company credit card and other miscellaneous expenses. Other expense (income) decreased by $98,504, or 803.1%, from net income of $12,265 for the three months ended March 31, 2024 to net expense of $86,239 for the three months ended March 31, 2025. Other expense (income) decreased by $67,984, or 338.6%, from net income of $20,078 for the nine months ended March 31, 2024 to net expense of $47,906 for the nine months ended March 31, 2025. The decrease is largely due to the loss on equity method investment.

Exchange loss (gain) changes by $78,245, or 145.2%, from net exchange loss of $53,904 for the three months ended March 31, 2024 to net exchange gain of $24,341 for three months ended March 31, 2025. Exchange loss (gain) changes by $83,860 or 432.6%, from net exchange loss of $19,387 for the nine months ended March 31, 2024 to net exchange loss of $103,247 for nine months ended March 31, 2025.

As a result of these factors, other expense, net decreased by $79,721, from other expense, net of $14,343 for the three months ended March 31, 2024 to other expense, net of $94,064 for three months ended March 31, 2025. Other expense (income), net decreased by $446,867, from other income, net of $298,852 for the nine months ended March 31, 2024 to other expense, net of $148,015 for nine months ended March 31, 2025. The decrease is largely due to the loss on equity method investment.

Income Taxes

Income taxes decreased by $78,495, or 44.3%, from $255,485 for the three months ended March 31, 2024 to $176,990 for the three months ended March 31, 2025. Income taxes decreased by $9,936, or 0.9%, from $1,103,710 for the nine months ended March 31, 2024 to $1,093,774 for the nine months ended March 31, 2025. We had a consolidated net loss for both three and nine month periods ended March 31, 2025 and 2024, which was the combined effect of a profit by Aspire Science and a loss by Aspire North America and Ispire Malaysia. The profit from Aspire Science resulted in a current tax expense. The increase in valuation allowance reflects our view that the taxable income in the future will not be sufficient to utilize the carryforward loss.

Net Loss

As a result of the foregoing, net loss increased by $4,931,372, from net loss of $5,925,123, or $(0.11) per share (basic and diluted) for the three months ended March 31, 2024 to a net loss of $10,856,495, or $(0.19) per share, for the three months ended March 31, 2025. Net loss increased by $13,191,532, from net loss of $11,258,622, or $(0.21) per share (basic and diluted) for the nine months ended March 31, 2024 to a net loss of $24,450,154, or $(0.43) per share, for the nine months ended March 31, 2025.

Liquidity and Capital Resources

The following table summarizes our changes in working capital from June 30, 2024 to March 31, 2025 (dollars in thousands).

	March 31, 2025	June 30, 2024	Change	% Change
Current Assets	$94,027	$102,572	$(8,545)	(8.3)%
Current Liabilities	96,176	85,991	10,185	11.8%
Working Capital	(2,149)	16,581	(18,730)	(113.0)%

The following table sets forth information as to consolidated cash flow information for the nine months ended March 31, 2025 and 2024 (dollars in thousands).

	Nine Months Ended March 31,		Increase
Consolidated cash flow data:	2025	2024	(Decrease)
Net cash used in operating activities	$(12,069)	$(16,878)	$4,809
Net cash (used in) provided by investing activities	(1,690)	5,949	(7,639)
Net cash provided by financing activities	2,279	10,083	(7,804)
Net decrease in cash and cash equivalents	(11,480)	(846)	(10,634)

Net cash flow used in operating activities for the nine months ended March 31, 2025 of $12.1 million, reflected our net loss of $24.5 million, adjusted primarily as follows: an add-back of credit loss expenses of $13.4 million, an add-back of stock based compensation expense of $4.9 million, increase in accounts payable of $11.0 million, offset by an increase in accounts receivable of $14.1 million, an increase in accrued liabilities and other payables of $1.0 million, and an increase in inventories, net of $1.5 million.

Net cash flow used in operating activities for the nine months ended March 31, 2024 of $16.9 million, reflected our net loss of $11.3 million, adjusted primarily as follows: an add-back of stock-based compensation expenses of $4.7 million, an add-back of credit loss expenses of $3.3 million, an increase in accounts payable of $11.9 million, a decrease in prepaid expenses and other current assets of $1.7 million, an decrease in accrued liabilities and other payables of $1.2 million, offset by an increase in accounts receivable of $26.6 million, and an increase in inventories, net of $2.5 million.

Net cash flow used in investing activities for the nine months ended March 31, 2025 of $1.7 million reflected primarily purchase of property, plant and equipment of $0.1 million, acquisition of intangible assets of $0.8 million and payment made for long term investment of $0.8 million.

Net cash flow used in investing activities for the nine months ended March 31, 2024 of $5.9 million reflected primarily maturity of short term investment of $9.1 million, offset by acquisition of equity investment of $1.0 million, purchase of property, plant and equipment of $1.2 million and acquisition of intangible assets of $1.0 million.

Net cash flow provided by financing activities for the nine months ended March 31, 2025 of $2.3 million reflected primarily proceeds from long term debt of $2.3 million, offset by common stock repurchase of $60 thousand.

Net cash flow provided by financing activities for the nine months ended March 31, 2024 of $10.1 million reflected primarily proceeds from a secondary offering of $12.3 million, offset by cost of the secondary offering of $1.5 million and repayment to related parties of $0.7 million.

To date, we have financed our operations primarily through cash flow from operations and working capital accounts payable from our major stockholders, who are our co-chief executive officer and his wife, when necessary. We plan to support our future operations primarily from cash generated from our operations and cash on hand. We believe that our current cash and future cash flows provided by operating activities, the net proceeds from our initial public offering of $18.3 million and bank loan will be sufficient to meet our working capital needs in the next 12 months. If we experience an adverse operating environment or incur unanticipated capital expenditure requirements, or if we decide to accelerate our growth, then additional financing may be required. We cannot give any assurance that additional financing will not be required or, if required, would be available on favorable terms if at all. Such financing may include the use of additional debt or the sale of additional equity securities. Any financing which involves the sale of equity securities or instruments that are convertible into equity securities could result in dilution to our stockholders, which may be substantial.

The cash at bank held by our Hong Kong operating subsidiary can be freely transferred within our corporate structure without restriction. If our Hong Kong operating subsidiary were to incur additional debt on its own behalf in the future, the instruments governing the debt may restrict the ability of our operating subsidiaries to transfer cash to our U.S. investors.

Contractual Obligations

As of March 31, 2025, and June 30, 2024, we had contract liabilities of $1,561,842 and $2,218,166, respectively. These liabilities are advance deposits received from customers after an order has been placed. We expect all of the contract liabilities to be settled in less than one year.

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

The balances for the right-of-use assets and lease liabilities where we are the lessee are presented as follow:

	As of March 31, 2025	As of June 30, 2024
Operating lease right-of-use assets	$5,356,384	$3,579,140

Operating lease liabilities – current	$1,667,641	$1,207,832
Operating lease liabilities – non-current	3,551,386	2,194,094
Total	$5,219,027	$3,401,926

As of March 31, 2025, the maturities of our lease liabilities (excluding short-term leases) are as follows:

As of March 31, 2025
April 1, 2025 to June 30, 2025	477,512
July 1, 2025 to June 30, 2026	1,995,914
July 1, 2026 to June 30, 2027	1,473,496
July 1, 2027 to June 30, 2028	745,509
July 1, 2027 to June 30, 2029	664,833
July 1, 2027 to June 30, 2030	443,222
Total future lease payments	5,800,486
Less: imputed interest	(581,459)
Total lease liabilities	5,219,027

As of March 31, 2025, we have a bank loan balance of $2,339,362 outstanding. The maturities of our bank loan are as follows:

As of March 31, 2025
April 1, 2025 to June 30, 2025	167,215
July 1, 2025 to June 30, 2026	1,276,015
July 1, 2026 to June 30, 2027	896,132
Total bank loan	2,339,362

As of March 31, 2025, we recorded an unpaid $8.2 million consideration in accrued liabilities and other payables on the consolidated balance sheet for a committed investment of $9 million into a joint venture investment named IKE Tech LLC.

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

ITEM 4: Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of March 31, 2025, due to (1) the lack of controls to enable us to record assets acquired from a controlling stockholder in accordance with GAAP, (2) the lack of controls to enable us to evaluate significant estimates, including (i) the sufficiency of inventory reserve for slow-moving inventories and (ii) the credit loss history and use it to evaluate the sufficiency of credit loss reserve for accounts receivable under the Topic 326, (3) the lack of comprehensive accounting policies and procedures manual in accordance with U.S. GAAP and SEC reporting, including IT general controls, and a financial risk assessment to evaluate controls, and (4) the lack of a sufficient complement of personnel with appropriate technical expertise to evaluate complex accounting matters.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2025, we have continued to develop and implement internal controls over financial reporting particularly in view of the material weakness described above.

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

Item 1A. Risk Factors

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item. For our current risk factors relating to our operations, other than as set forth below, see the section entitled “Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2024, filed with the SEC on September 27, 2024.

Our business may be negatively affected by global political events and foreign policy responses, including tariffs.

Geopolitical uncertainties and events could cause damage or disruption to international commerce and the global economy and thus could have a material adverse effect on us, our suppliers, logistics providers, manufacturing vendors and customers, including our distributors and other channel partners. For example, escalating tensions between the U.S., China and other countries may result in changes in laws or regulations that will affect our ability to manufacture and sell our products. On April 2, 2025, the U.S. instituted a tariff of 24% on all goods from Malaysia and a 54% tariff on all goods from China through an executive order. On April 9, 2025, implementation of the executive order issued on April 2, 2025, was paused for a period of 90 days with respect to all countries other than China, instead implementing a blanket 10% tariff for all non-China imports to the U.S. As of May 5, 2025, tariffs on most Chinese-made products entering the U.S. are 145% and may continue to increase, or decrease, over the near term. We purchase the majority of our nicotine and cannabis vaping products from Shenzhen Yi Jia, a company located in Shenzhen, China, which constitutes a significant portion of our cost of revenue and could increase our cost of revenue should tariffs continue to rise. We are currently able to manufacture a wide range of cannabis hardware in Malaysia and import into the U.S. at a comparatively low tariff rate compared to goods imported from China. However, there is no guarantee that the current tariff on goods imported from Malaysia will not increase to the previous rate of 24% or higher. Any continuation or increase of tariffs on products imported from Malaysia or China could materially and adversely affect our business, financial condition, and results of operations.

The progress and continuation of trade negotiations between the U.S. and China continues to be uncertain and a further escalation of the trade war remains a possibility. These tariffs have, and will continue to have, an adverse effect on our results of operations and profit margins. We can provide no assurance regarding the magnitude, scope or duration of the imposed tariffs or the magnitude, scope or duration from any relief in increases to such tariffs, as well as the potential for additional tariffs or trade barriers by the U.S., China or other countries, nor that any strategies we may implement to mitigate the impact of such tariffs or other trade actions will be successful.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2025, the Company did not conduct any unregistered sales of equity securities.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Pursuant to the share repurchase program approved by the Company’s board of directors on January 20, 2025, for a period of 24 months, the Company may repurchase up to $10 million of the currently outstanding shares of the Company’s common stock. Under the approved repurchase program, the Company may purchase shares of the Company’s common stock (i) in the open market, (ii) in privately negotiated transactions, (iii) block purchases, or (iv) otherwise in accordance with applicable federal securities laws, including Rule 10b-18 of the Exchange Act. During the quarterly period ended March 31, 2025, the Company repurchased a total of 14,600 shares of its common stock.

ISSUER PURCHASES OF EQUITY SECURITIES(1)
Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January (Jan. 1, 2025 – Jan. 31, 2025)		-	-	$10,000,000
February (Feb. 1, 2025 – Feb. 28, 2025)	-	-	-	$10,000,000
March (March 1, 2025 – March 31, 2025)	14,600	$4.14	14,600	$9,939,556
Total	14,600	$4.14	14,600	$9,939,556

(1)	On January 20, 2025, the Company’s board of directors authorized the Company’s entry into a program to repurchase up to $10 million of shares of the Company’s Common Stock, as previously announced in the Company’s Current Report on Form 8-K filed with the SEC on January 22, 2025. The board of directors’ authorization to conduct such a repurchase program expires on January 20, 2027.

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

Exhibit	Description
3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 (File No. 333-269470) filed with the SEC on January 31, 2023).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2024, filed with the SEC on September 27, 2024).
10.1*˄	Master Loan and Security Agreement dated February 10, 2025, by and among Ispire Technology Inc. and Avon River Ventures LLC.
10.2*	Promissory Note dated February 10, 2025, between Ispire Technology Inc. and Avon River Ventures LLC.
10.3*†	Master Consulting Agreement dated February 10, 2025, by and among Ispire Technology Inc. and Avon River Ventures LLC.
31.1*	Certification of Co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Co-Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.
˄	Certain annexes, schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted attachment to the SEC on a confidential basis upon request.
†	Certain Portions of this exhibit (indicated by “[*]”) have been omitted pursuant to Item 601(a)(6) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 9, 2025	ISPIRE TECHNOLOGY INC.

	By:	/s/ Michael Wang
Michael Wang
Co-Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ James Patrick McCormick
James Patrick McCormick
Chief Financial Officer
(Principal Financing and Accounting Officer)