Form 10-K
period 2025-06-30
Ispire Technology Inc.
filed 2025-09-15
CIK 1948455

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2025

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

☐ Yes ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates, based on the closing price of a share of the registrant’s common stock on December 31, 2024, which is the last business day of the registrant’s most recently completed second fiscal quarter, as reported by the Nasdaq Capital Market on such date, was approximately $99,098,253.

As of September 15, 2025, there were 57,277,874 shares of the registrant’s common stock, par value $0.0001 per share (the “Common Stock”), outstanding.

i

PART I

CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (the “Annual Report”), and any documents we incorporate by reference, contain, or may contain, certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve significant risks and uncertainties. All statements contained in this Annual Report and any documents we incorporate by reference, other than statements of historical facts, are forward-looking statements including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans, objectives of management and expected market growth. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

The words “may,” “will,” “could,” “would,” “should,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “potential” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements include, among other things, statements about:

●	our goals and growth strategies;

●	our expectations regarding demand for and market acceptance of our brand and platforms;

●	our future business development, results of operations and financial condition;

●	the actual timing for and results of the PMTAs described herein, and other FDA review of the our products in development

●	our ability to successfully operate our manufacturing facility in Malaysia;

●	our ability to establish material relationships with suppliers other than Shenzhen Yi Jia Technology Co., Limited (“Shenzhen Yi Jia”);

●	the effect of regulations relating to the marketing and sale of vaping products in the United States and other countries;

●	our ability to maintain and improve our infrastructure necessary to operate our business;

●	competition in the vaping industry;

●	the expected growth of, and trends in, the markets for our products and services in the markets in which jurisdictions that we sell our products;

●	the development of a market for cannabis vaping products outside of the United States, including the legalization of cannabis in certain European countries;

●	the expected growth of, and trends in, the markets for our products and services in the markets in which jurisdictions that we sell our products;

●	the effect of supply chain issues on our ability to manufacture and our ability and the ability of our distributors to distribute product;

●	the development of a market for cannabis vaping products and our ability to market cannabis products to adult users;

●	our ability to compete successfully in selling both tobacco and cannabis vapor products, the expected growth of, and trends in, the markets for our products and services in jurisdictions that we sell or plan to sell our products;

●	government policies and regulations relating to our operations, including regulations relating to the sale and distribution of our vaping products and those relating to manufacturing operations;

●	our ability to develop and maintain effective disclosure controls and procedures, and internal controls over financial reporting;

●	our ability to comply with the continued listing standards of the Nasdaq Capital Market;

●	our ability to attract and retain qualified senior management personnel and research and development staff;

●	the volatility of our operating results and financial condition and the price of our common stock;

●	the prospects of our joint venture with Touch Point Worldwide Inc. d/b/a Berify and Chemular Inc;

●	general economic and business condition in China and elsewhere;

●	assumptions underlying or related to any of the foregoing; and

●	other risks and uncertainties, including those listed in the “Risk Factors” section of this Annual Report and the documents incorporated by reference herein.

These forward-looking statements are only predictions and we may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, so you should not place undue reliance on our forward-looking statements, which speak only as of the date of this Annual Report or, in the case of documents incorporated by reference, the date of those documents. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our business, financial condition and operating results. These forward-looking statements involve risks and uncertainties that are subject to change based on various factors (many of which are beyond the our control). We have included important factors in the cautionary statements included in this Annual Report that could cause actual future results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

You should read this Annual Report and the documents that we incorporate by reference with the understanding that our actual future results may be materially different from what we expect. All subsequent written or oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. We do not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date of this Annual Report or to reflect the occurrence of unanticipated events, except as may be required under applicable U.S. securities law. If we do update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements.

Unless the context requires otherwise, references in this Annual Report to “we,” “us,” “our,” “our company,” “ISPR,” or similar terminology refer to Ispire Technology Inc.

SUMMARY RISK FACTORS

The following is a summary of the material risks and uncertainties that we have identified, which should be read in conjunction with the more detailed description of each risk factor found below in “ITEM 1A. Risk Factors”

Risks Related to Our Business and Industry

●	Existing laws, regulations and policies and the issuance of new or more stringent laws, regulations, policies and any other restrictions or limitations in relation to the nicotine vaping industry have and can materially and adversely affect our business operations.

●	Cannabis vapor products are subject to regulations and restrictions in the United States and are prohibited in many other countries.

●	Because Tuanfang Liu, our co-chief executive officer, who is also director, and his wife, Jiangyan Zhu, who is also a director, beneficially own a majority of our Common Stock and Mr. Liu owns 95% of the equity of our majority supplier, Mr. Liu has a conflict of interest.

●	The recent implementation of regulations relating to e-cigarettes has resulted in our decision not to market nicotine products in the United States until we secure PMTA approvals on our ENDS devices.

●	Recently enacted legislation and regulations in the United States may make it more difficult to sell nicotine and cannabis vaping products in the United States.

●	We are exposed to risks relating to our relationship with a related party, and we may not be able to successfully operate manufacturing operations.

●	If it is determined or perceived that the usage of nicotine or cannabis vaping products poses long-term health risks, the use of vaping products may decline significantly, which is likely to materially and adversely affect our business, financial condition, and results of operations.

●	Our business, financial condition and results of operations may be adversely impacted by product defects or other quality issues.

●	Our business may be negatively affected by global political events and foreign policy responses, including tariffs.

●	Our business and the industry in which we operate are subject to inherent risks and uncertainties, including, among others, developments in regulatory landscape, medical discovery and market acceptance of vaping devices.

●	Misuse or abuse of our products may lead to potential adverse health effects, subjecting us to complaints, product liability claims and negative publicity.

●	One customer accounts for a significant portion of our sales.

●	We may become subject to governmental regulations and other legal obligations related to privacy, information security, and data protection, and any security breaches, and our actual or perceived failure to comply with our legal obligations could harm our brand and business.

●	Any significant cybersecurity incident or disruption of our information technology systems or those of third-party partners could materially damage user relationships and subject us to significant reputational, financial, legal and operation consequences.

●	We may be subject to intellectual property infringement claims from third parties, which may be expensive to defend with no assurance of success and may disrupt our business and operations.

●	As the patents we own or are licensed to us may expire and may not be extended, our patent applications may not be granted and our patent rights may be contested, circumvented, invalidated or limited in scope, our patent rights and license may not protect us.

●	If we are unable to manage our growth or execute our strategies effectively, our business and prospects may be materially and adversely affected.

●	Our success depends on our ability to retain our core management team and other key personnel.

●	Our business, financial condition and results of operations may be adversely affected by an economic downturn.

●	Although we believe that our business is not subject to PRC Laws, our business could be materially impaired if it is determined that our business is subject to PRC Laws.

●	Our failure to collect accounts receivable from our customers may adversely affect the results of our operations.

Risks Related to Our Common Stock

●	Our failure to meet the continued listing requirements of Nasdaq could result in a delisting of our Common Stock.

●	The trading price of our Common Stock may be volatile, which could result in substantial losses to investors.

●	As an “emerging growth company” under the Jumpstart Our Business Startups Act, or JOBS Act, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements.

●	If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, the market price for our Common Stock and trading volume could decline.

●	Our by-laws include forum selection provisions which may limit your ability to commence an action against us.

v

ITEM 1. Business

Overview

We are committed to delivering superior products that challenge industry norms, with the goal of delivering an unmatched customer and adult consumer experience. In achieving this, risk reduction is central to our mission, and we aim to improve the lives of our consumers through cutting-edge research and development. Our technology platforms look to reduce youth access to vaping products, which in turn will facilitate our ability to provide adult consumers with the products they desire.

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

We sell our e-cigarette products globally, in markets where we are legally permitted to do so. To date, our nicotine products are marketed under the “Aspire” brand name and are sold primarily through our expansive distribution network. However, we are currently preparing to expand our international presence via the launch of nicotine products under the Ispire platform. These products will be launched under licensing arrangements with the owners(s) of selected partner brand(s). One such license arrangement has already launched and more are anticipated to occur in the future.

We currently sell our cannabis vaping hardware in the United States, Canada, and South Africa. However, we are continuing to develop our sales network across Europe, South America, and other regions in preparation for legalization in these markets. Our cannabis products are marketed under the Ispire brand name, primarily on an original design manufacturer (“ODM”) basis to other cannabis vapor companies including multi and single-state operators, brand owners and co-packers. ODM generally involves the design and customization of core products to meet each brand’s unique image and needs. Our hardware products are sold by our customers under their own brand names. We do not “touch the cannabis plant” in the production and sale of our hardware products and thus are not subject to the specific cannabis-related regulatory and taxation provisions of the industry (e.g., IRS Code Section 280E).

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

A majority of our products are manufactured and supplied by Shenzhen Yi Jia, which is 95% owned by our co-chief executive officer, chairman and controlling stockholder, Tuanfang Liu. We have taken steps toward the establishment and operation of our own manufacturing facilities. On February 5, 2024, we commenced manufacturing on two of the six lines in our approximately 31,000 square foot manufacturing facility in Malaysia. This facility is operational, with its current manufacturing operations focused on the assembly of components that we purchase from other companies. Our Malaysian facility has received several ISO certifications, including ISO9001, ISO14001, ISO13485, and a GMP certification, and in May 2025, we received an interim license from the Malaysian Government for the manufacturing of nicotine products. Because we have only recently commenced Malaysian assembly operations, we may encounter unexpected timing issues or operational and regulatory challenges which could impact our ability to be fully operational on our expected time schedule. Accordingly, we cannot assure you that we will be able to effectively and efficiently operate our facilities, or profitably or efficiently manage variations in manufacturing costs, capacity and demand planning issues, workforce and labor pricing, and local labor laws. Any one of these items could negatively impact the costs of production and thus our gross margins.

We sell the Aspire brand of tobacco vaporizer technology products in more than 30 countries through our global network of more than 150 distributors. The primary markets for our e-cigarette products are Europe and the Asia Pacific region, which does not include the People’s Republic of China (“PRC”).

The following table sets out the breakdown of our revenue and percentage by region for the years ended June 30, 2025 and 2024 based on information provided to us by our distributors (dollars in thousands) and from the company’s sales.

	Year Ended June 30,
	2025		2024
	Revenue	%	Revenue	%
Europe	$74,107	58.1%	$65,260	43.0%
North America (the U.S. and Canada)	32,568	25.5%	63,080	41.5%
Asia Pacific (excluding PRC)	12,274	9.6%	17,589	11.6%
Others	8,545	6.7%	5,980	3.9%
Total	127,494	100%	151,909	100%

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

Aspire Global is a related party. Tuanfang Liu is Aspire Global’s chief executive officer and a director of both us and Aspire Global, and his wife, Jiangyan Zhu, is also a director of both companies. Mr. Liu and Ms. Zhu beneficially own 58.1% and 4.4%, respectively, of our outstanding common stock, par value $0.0001 per share (the “Common Stock”) and 66.5% and 5.0% of Aspire Global’s ordinary shares. Upon our formation we issued 50,000,000 shares of Common Stock to the stockholders of Aspire Global in the same proportion as their stockholdings in Aspire Global.

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

Matters Relating to PRC Laws

Our operations are located in Hong Kong, the United States and Malaysia. We do not conduct business and we do not have any employees, assets or funds in mainland China. Although most of our cash is in Hong Kong banks, a significant portion of these funds is to be paid to related parties. See “Certain Relationships and Related Party Transactions.” Although Tuanfang Liu, our co-chief executive officer, lives in mainland China, where Shenzhen Yi Jia is located, the services that he performs for us in his capacity as our co-chief executive officer are performed primarily in Hong Kong and the United States. In addition to serving as our co-chief executive officer, Mr. Liu is chairman of Shenzhen Yi Jia, and the services he provides in mainland China are performed in his capacity as chairman of Shenzhen Yi Jia. We have 22 employees based in the United States and where our research and development activities are conducted, 46 in Malaysia, and 13 employees in Hong Kong. Our facilities are located primarily in Malaysia and the United States, where we lease more than 41,221 square feet of office, manufacturing and storage space and where our research and development activities are conducted, as compared with 1,850 square feet of office space in Hong Kong. We are also leasing approximately 162,320 square feet for our manufacturing facility in Malaysia. We do not have any variable interest entities arrangements or any similar agreements in mainland China. As of the date of this Annual Report, we do not believe we are subject to PRC Laws applicable to those Chinese companies established in mainland China, based on advice from Han Kun Law Offices.

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

We are expanding our cannabis and e-cigarette Original Equipment Manufacturer (“OEM”) and Original Design Manufacturer (“ODM”) business. OEM generally means making and selling the products as we design them and putting customers’ logos on the products. For OEM products, cost is important to the customer. ODM generally involves the design and customization of the core products to meet each brand’s unique image and needs. For ODM products, our customers often consider technology, performance and uniqueness more important than cost, which is often a secondary consideration. Historically, for our e-cigarette products, we have focused on building and growing our own branded business, with OEM and ODM sales accounting for a minor portion of our revenue. OEM and ODM sales accounted for approximately $36.4 million and $22.1 million, or 40.2% and 25.9%, of total revenue of e-cigarette products in the years ended June 30, 2025 and 2024, respectively. As Aspire Global continued to innovate in the last decade and the Aspire brand has become recognized as a leading innovator in the vaping industry, Aspire Science has been sought after by other brands for OEM and ODM work. We believe that OEM and ODM for our e-cigarette products will represent a key growth area for us in the future. In seeking to introduce new products, we rely upon our chairman, Tuanfang Liu, who has been largely responsible for the development of the technology underlying our e-cigarette and cannabis vaping products.

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

We are also actively pursuing various technological innovations to prevent youth usage of e-cigarettes. Our IKE Tech LLC joint venture (described more fully within) (“IKE” or the “Joint Venture”) is a global leader in point-of-use age-gating technology for electronic nicotine delivery systems. Ispire is pursuing various product launches using the IKE age-gating technology, including work on age-gated e-cigarettes with characterizing flavors in the U.S. using the IKE age-gating technology, as well as pod systems in the UK and European markets which will have age-gating functionality.

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

In 2018, we introduced our first “closed system” vaping device. The term “closed system” generally refers to vaping devices that consist of cartridges, which include a heating core (sometimes referred to as atomizers) and is filled with e-liquid, and batteries, which power the cartridges. The closed system vaping devices include rechargeable and disposable vaping devices. A cartridge for a closed-system vaping device typically can last from a few days to approximately two weeks, depending upon the frequency of use. We market a line of closed systems through our licensed brands under the brand name BRKFST. We believe that the market for closed system vaping devices is increasing rapidly and is becoming the dominant form of tobacco vaping.

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

In June 2023, we introduced our proprietary Ispire ONETM technology and associated products. Ispire ONETM is designed to eliminate capping issues in the manufacturing/co-packing process, increase consistency and quality of filled devices, eliminate leaking, spitting, or overheating for cartridges, disposables, and PODs, and improve consumer safety. The devices are sealed in a sterilized factory environment to eliminate risk of contamination during the filling process by our customers.

We have recently begun development and early commercialization efforts of our new patented G-Mesh technology, which will be marketed under a “Silica Series” trademark brand name. The G-Mesh technology uses a 1-millimeter-thick sheet of porous glass and draws e-liquid from a reservoir to an interlocking mesh coil on the opposing side of the glass core. This innovative new design allows for improved particle size for better nicotine uptake, flavor that is superior to that generated by ceramic coils, and what we believe could be less hazardous vaping by eliminating the risk of ceramic dust.

Sales and Distribution

Most of our revenue from our e-cigarette products comes from sales to our distributors. We are looking to increase our OEM and ODM sales of e-cigarette products, which accounted for 40.2% and 25.9% of our e-cigarette revenue for the years ended June 30, 2025 and 2024, respectively. We secured a major e-cigarette OEM contract in May of 2024. Production for the customer began in fiscal year 2025 and given the ramp up in demand in June, July and August of 2025, we believe that this contract will yield significant revenue increases from the OEM and ODM business in our 2026 fiscal year. Most of our revenue from cannabis products is from ODM sales to other cannabis vaping brands, and we work with the customer to design the product, which is sold under the customer’s brand name. For some customers, the Ispire brand is also on the product.

Prior to our acquisition, Aspire Global sold e-cigarette vaping products in the United States through its distribution network. We decided not to market in the United States as a result of changes in regulations in the United States. Aspire North America would currently only be able to sell one product line in the United States and that product line does not generate sufficient revenue to justify the marketing and regulatory expenses at this time. We are working on the submission of several new premarket tobacco product applications (each a “PMTA”) for a pod-based e-cigarette system with a variety of flavors, which includes the IKE point-of-use age-gating technology, in the next 6 to 12 months.

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

For our e-cigarette products, we have a network of more than 150 distributors, whose territories cover more than 30 countries or regions. Our distributors have non-exclusive agreements and generally are not restricted from selling competing vapor products. Our largest distributor, whose territory was the United Kingdom and France, is Your-Buyer International Limited, which accounted for revenue of approximately $32.7 million, or 25.7% of revenue and approximately $45.6 million, or 30.0% of revenue for the years ended June 30, 2025 and 2024, respectively. No other distributor or customer accounted for 10% or more of our revenues for either the year ended June 30, 2025 or 2024.

Typically, our distributors sell our products to wholesalers who in turn sell to retail distributors, although distributors may sell products directly to retail outlets. The vast majority of sales of all classes of e-cigarettes are sold in stores, primarily grocery stores, convenience stores and tobacco stores, which generally purchase the product from wholesale distributors. Our products are also available from our distributors on the internet, including both websites and services such as Amazon. These internet distribution channels are operated by our distributors. The distributors are responsible for complying with the laws of the countries in which they sell our products. We previously sold tobacco vaping products to a distributor for Russia; however, we no longer sell to that distributor.

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

We may use social media to promote our products, and we market to adult consumers through our websites and Instagram. We use social media to educate on current and new products and offers as well as to provide real-time support to customers. Our social media strategies aim to convert and nurture leads, to increase brand awareness among adult consumers.

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

Our sales of Ispire cannabis products to date have been primarily through direct sales of Ispire branded atomizers to other cannabis brands as semi-finished products on an ODM basis. Pursuant to our agreements with our ODM customers, we design and sell these atomizers pursuant to purchase orders by the customers. To a lesser extent we sell heating devices directly to consumers as internet sales.

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

In February of 2024, we began operations at our Company-owned manufacturing facility in Malaysia. We are currently operating with 6 production lines at the Malaysia factory and produce a variety of consumer electronics. We plan to continue expanding our production capabilities in Malaysia as a way to diversify our source of supply, including by adding up to 70 new lines at a second factory located nearby our first Malaysian operating facility. This expansion is expected to occur over the next 12 months.

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

Warranties

We will pass on to our customers the warranties which Shenzhen Yi Jia provides to us as a customer. These warranties are of an assurance-type, come standard with all of products we purchase from Shenzhen Yi Jia, and cover repair or replacement should product not perform as expected. We offer these warranties for all major products, including all types of E-vapor kits, atomizers, replacement coils and mods, but no warranty for accessories such as spare parts or packaging consumables. Shenzhen Yi Jia generally offers 90-day warranty period from date of purchase for products sold to all regions, but Shenzhen Yi Jia offers six months warranty period from date of purchase for products sold in the United Kingdom and France. The warranty offers the refund or replacement of products for manufacturer defective items, dead on arrival items and items that do not appear the same as listed on our website, and exclude damaged goods caused by misuse or unauthorized repair. We generally require our customers to test our hardware with their oils to confirm the hardware performance and approve the hardware designs, in order to minimize any hardware-related discrepancy or performance issues specific to the formulation of their oils. Since we are passing on the warranties of Shenzhen Yi Jia, we do not provide for estimated expenses related to product warranties. Management actively studies trends of warranty claims and takes action to improve product quality and minimize warranty costs. We estimate the actual historical warranty claims coupled with an analysis of unfulfilled claims to record a liability for specific warranty purposes. As of June 30, 2025 and 2024, products returned for repair or replacement have been immaterial. Accordingly, a warranty liability has not been deemed necessary.

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

During the years ended June 30, 2025 and 2024, research and development efforts included the development of the Ispire cannabis vaping system, patented dual-coil technology, self-sealing technology and a closed system for e-cigarette vaping that is designed to eliminate the problem of oil leaking out of the unit. These research and development efforts were conducted by Shenzhen Yi Jia under the leadership of Tuanfang Liu, our co-chief executive officer and the chief executive officer of Aspire Global. Since the transfer of Aspire North America and Aspire Science to us in July 2022, we have established our research and development group independent of Aspire Global and Shenzhen Yi Jia, and the Shenzhen Yi Jia research and development activities relating to both cannabis and e-cigarette product have transitioned to us. We are also entitled to the benefits of Shenzhen Yi Jia’s research and development pursuant to the Intellectual Property Transfer Agreement and the License Agreement.

IKE Tech LLC Joint Venture

As reported in our Form 8-K on April 11, 2024, Aspire North America LLC entered into a capital contribution, subscription, and joint venture agreement with Chemular Inc, Touch Point Worldwide, Inc. d/b/a/ Berify, and Ike Tech LLC, a Delaware limited liability company pursuant to which the Parties agreed to participate in the Joint Venture. The business of the Joint Venture is developing, licensing, owning, and operating an industry-standard age-verification solution for vapor (e-cigarette) devices. The Joint Venture plans to submit PMTA applications seeking FDA marketing orders for cutting-edge technologies across the U.S. e-cigarette market, including, without limitation, (a) next-generation e-cigarette hardware with a user-friendly point-of-use age-verification and geo fencing capability that eliminates usability of vapor hardware in certain designated areas such as schools and sensitive areas, (b) e-cigarettes with end-to-end range of dynamic features such as authentication, direct to consumer engagements and exclusive offerings built on the foundations of blockchain technology, and (c) a real-time biometric identity platform for user access controls, designed to create added security and reliability to deter counterfeiting in connection with vapor devices. As of the date of this Annual Report, Aspire North America LLC owns 40% of the Joint Venture.

In November 2024, IKE’s leadership team met with the FDA on site in Maryland to discuss the viability of its age-gating solution as a product that could allow flavored e-cigarettes on the U.S. market. Subsequently, IKE submitted a PMTA application for its age-gating system as a “component” PMTA in April of 2025. The FDA accepted IKE’s PMTA in May 2025. IKE is currently waiting for additional feedback from FDA on its application.

IKE is actively pursuing age-gating mandates for all electronic nicotine products in multiple markets around the world including the United Kingdom, the United States and various countries in the Middle East.

IKE has also added an agentic AI suite of services to its SaaS platform, which we believe will further enhance the value proposition to consumers, regulators and tobacco companies.

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

We believe that the utility patents form the core intellectual property for our e-cigarette and vaporizer products. The utility patents primarily relate to atomizer, heating coil, and battery technologies, which we believe provide enhanced functionality and an improved smoking experience to users of our products. Our atomizer technology is directed toward enhancing the atomization of e-liquid, including by enabling the user to adjust the airflow through the atomizer to provide a customized smoking experience. Our heating coil technology is directed towards heating coil designs and arrangements that deliver heat more efficiently from the heating coil to the e-liquid, thereby producing vapor more effectively. Our battery technology is directed towards battery assemblies that are replaceable and that are controllable to help facilitate a customized smoking experience in combination with the atomizer and heating coil technologies.

We believe the design patents cover the visual aspects of certain of our products and serve to enhance the protection provided by our utility patents. We either own, with respect to cannabis vaping products, or license on an exclusive basis, with respect to tobacco products, designs patents for the ornamental appearance of the housing of certain of our electronic cigarettes and cannabis vaping products. Our design patents also extend to the ornamental appearance of certain e-cigarette components, including certain aspects of our atomizers and heating coils.

The patents are primarily based on inventions developed by our chairman, Tuanfang Liu, who has received more than 200 patents in China, the United States, the European Union and other countries. All of these patents have been assigned, licensed, or otherwise transferred to Shenzhen Yi Jia, which, has transferred to Aspire North America, with respect to intellectual property relating to cannabis products, and licensing on a sole and exclusive basis globally other than the PRC and Russia, to Aspire Science, with respect to e-cigarette products. The earliest patents were filed in 2012 and began expiring in 2022, with the last patents set to expire in 2045, depending on priority filing date, patent type, and jurisdiction. We intend to work to improve our technology and products and to seek further patent protection as warranted in connection with any new developments.

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

The worldwide market for e-cigarette products is highly competitive, with more than 50 companies selling products which compete with our products. In terms of volume of legal products sold, by far the largest worldwide producer of tobacco vapor products is Smoore International Holdings Limited.

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

Human Capital

We believe our people are central to the foundation and future of our success. Our culture and commitment to our employees are important factors in attracting, retaining, developing and progressing qualified employees. As of September 4, 2025, we had a total of 81 employees, of which 21 are operations personnel, 46 are general management personnel, 9 are in sales and marketing, and 5, including Tuanfang Liu, our co-chief executive officer, are in research and development relating to our products.

Culture and Engagement

We value and support our people through, among other initiatives, our talent management, health and safety, employment practices and total reward programs. We are committed to fostering a culture of inclusion where differences are welcomed, appreciated and celebrated to positively impact our people and business, and where our people are engaged and encouraged to support the communities in which they live and work.

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

From time to time, we hire part-time employees as needed in connection with our manufacturing. We consider our employee relations to be good.

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

Moreover, we believe that the technology being developed by IKE may allow for the approval of ENDS products with characterizing flavors other than tobacco or menthol. This is because the point-of-use age-gating technology could prevent youth usage of vapor devices by biometrically preventing youth from powering-on the device itself. Accordingly, we plan to submit several PMTA applications for ENDS devices with characterizing flavors when we receive positive news from, or approval of, the IKE age-gating technology from the FDA.

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

Disposable (closed-system) e-cigarette products were banned in the United Kingdom on April 1, 2025. Our primary sales in the UK are currently open-system, non-disposable products.

In late 2024, the Tobacco and Vapes Bill (the “Bill”) was introduced to the House of Commons, reviving wide-ranging restrictions on vaping and tobacco products which had fallen under the previous Conservative Government. Much of the legislation mirrors the Conservative Government’s prior legislation, most notably in introducing a ban on the sale of tobacco to those born after 1 January 2009, the ban of non-nicotine vape sales to under-18s, and the introduction of powers to regulate the flavoring, packaging and product requirements of vapes.

However, the Labour Government’s Bill goes further, introducing powers to create a register of vaping products for sale in the United Kingdom, along with new requirements for producers to share information on their products and carry out studies and testing on any health impacts. The Bill also gives the Secretary of State the ability to designate public spaces as vape and smoke-free, subject to consultation. The Bill additionally introduces a ban on the advertisement of vapes in the United Kingdom, as well as any “brandsharing” where vapes may be advertised by their logo on other products. The Bill has passed through the House of Commons and is currently awaiting scrutiny in the House of Lords. We expect the next stage in October, 2025, with the Bill to be completed in early 2026.

The sale of cannabis products is currently illegal in the United Kingdom.

Malaysia

We are operating a manufacturing facility in Malaysia. As such, we must comply with laws and regulations relating to manufacturing operations, including regulatory approval, as applicable, including satisfying the applicable government authority that we have sufficient capital to cover all of our planned activities. We are also subject to wage and hour laws and laws relating to employee health and safety and environmental laws and regulations. We have structured our operations to comply with applicable laws and regulations in Malaysia. In May 2025, we received a temporary license to produce products containing nicotine for export from the Malaysian federal government. We are actively working to secure a permanent version of this license.

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

The Conformitè Europëenne (“CE”) Mark is defined as the EU’s mandatory conformity marking for regulating the goods sold within the European Economic Area (“EEA”) since 1985. The CE marking represents a manufacturer’s declaration that products comply with the EU’s New Approach Directives. These directives not only apply to products within the EU but also to products that are manufactured in or designed to be sold in the EEA. This makes the CE marking recognizable worldwide even to those unfamiliar with the EEA.

Regulations Relating to Privacy and Security

We are or may become subject to a variety of laws and regulations in the United States and abroad regarding privacy, data security, cybersecurity and data protection. These laws and regulations are continuously evolving and developing. The scope and interpretation of the laws that are or may be applicable to us are often uncertain and may be conflicting, particularly with respect to foreign laws. In particular, there are numerous U.S. federal, state, and local laws and regulations and foreign laws and regulations regarding privacy and the collection, sharing, use, processing, disclosure, and protection of personal information and other user data. Such laws and regulations often vary in scope, may be subject to differing interpretations, and may be inconsistent among different jurisdictions. To the extent that we deal with the public and obtain private information on our computer system, we would be subject to these laws. To the extent that we conduct internet sales, we may be subject to these laws.

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

The European Union Parliament approved a new data protection regulation, known as the General Data Protection Regulation (“GDPR”), which came into effect in May 2018. The GDPR includes operational requirements for companies that receive or process personal data of residents of the European Economic Area. The GDPR imposes significant penalties for non-compliance. Although we do not currently conduct any business in the European Economic Area, in the event that residents of the European Economic Area access our website and input protected information, including information provided in ordering through our website, we may become subject to provisions of the GDPR.

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

Risks Related to Our Business and Industry

We sustained losses of approximately $39.2 million for the year ended June 30, 2025 and $14.8 million for the year ended June 30, 2024, and we cannot assure you that we can or will operate profitably in the future.

We sustained a loss of approximately $39.2 million, or $0.69 per share (basic and diluted) in the year ended June 30, 2025, and a loss of approximately $14.8 million, or $0.27 per share (basic and diluted) for the year ended June 30, 2024. The losses resulted primarily because of increased operating expenses for both periods. We cannot assure you that we will be able to operate profitably in the future.

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

Despite the sale and use of cannabis products generally being prohibited, the Western European region has some of the most developed cannabis cultures in the world, such as in the Netherlands and Spain. On April 1, 2024, Germany legalized recreational cannabis use and is likely to accelerate the cannabis debate within the EU and promote the development of the industry at a regional level. Georgia, Luxembourg, and Malta have also legalized recreational cannabis use as of the date of this Annual Report. However, great differences persist among consumers, with older generations typically being more reluctant to allow cannabis use. Our ability to expand our marketing of cannabis products in the European market is dependent upon whether recreational cannabis will become legal in other Western European countries, and we cannot give any assurance that we will be able to sell products in Western Europe. These restrictions on the sale and use of cannabis could impair our ability to market and sell our products.

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

We believe our sales do not violate the Federal Paraphernalia Law. We restrict the sale of products to comply with the Federal Paraphernalia Law’s exemption for sales authorized by state law. In particular, we (a) do not sell any vaping equipment or hardware into the 4 states that have maintained complete or near complete cannabis prohibition (i.e., Idaho, Indiana, Kansas, and Nebraska), and have the distributors we work with covenant that they will not sell our products into these states, and (b) in any states with laws that allow the sale of vaping equipment or hardware, but require such products to be sold to licensed cannabis businesses (such as dispensaries), we limit sales accordingly.

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

Because Tuanfang Liu, our co-chief executive officer, who is also director, and his wife, Jiangyan Zhu, who is also a director, beneficially own 62.5% of our Common Stock as of June 30, 2025 and Mr. Liu owns 58.1% of the equity of our majority supplier, Mr. Liu has a conflict of interest.

Because our co-chief executive officer, Tuanfang Liu, and his wife own 62.5%, of our Common Stock as of June 30, 2025, they have the power to elect all of our directors and to approve any matter which is subject to stockholder approval. Mr. Liu also own 95% of the equity in Shenzhen Yi Jia, which is currently our major supplier. Mr. Liu is chairman of Shenzhen Yi Jia and his wife, Jiangyan Zhu, is its vice president of finance. The price and other terms at which Shenzhen Yi Jia sells product to us have been largely determined by Mr. Liu. In addition, as our co-chief executive officer, Mr. Liu has significant authority in the implementation of our business plan, including the expected commencement of our manufacturing operations in California and the opening of additional manufacturing operations in Malaysia. He has also historically been responsible for our product development and our present products have been the result of his research and development efforts. Mr. Liu’s interests may be different from our interests. Because of Mr. Liu’s conflict of interest, there is a risk that any actions he may take may have an adverse effect upon the success and development of our business and the price of our Common Stock.

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

We believe that, when equipped with our IKE Tech LLC Joint Venture age-gating technology, there is a path to getting an approval for ENDS products with characterizing flavors other than tobacco and menthol, as they will have strong technological barriers to prevent youth usage. The FDA has repeatedly indicated that the only way it will approve characterizing flavors in ENDS devices is if they are equipped with technology to prevent youth usage. We believe the technology we have access to will be desirable to the FDA. IKE met with the FDA on November 13, 2024, and submitted a “component” PMTA on this technology in April of 2025; however, there can be no guarantee that the FDA will approve our PMTA or any other PMTA we submit that contains the IKE age-gating technology.

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

The majority of our products are presently manufactured by Shenzhen Yi Jia, a related party. Due to the reliance on our business relationship with Shenzhen Yi Jia, any interruption of its operations, any failure of Shenzhen Yi Jia to accommodate our growing business demands, any termination or suspension of our cooperation terms, or any deterioration of cooperative relationships with Shenzhen Yi Jia may materially and adversely affect our operation. Failure by Shenzhen Yi Jia to provide us satisfactory products and/or services in a timely manner is likely to have a have material adverse effect on our business, financial condition and results of operations. There is a risk in relying on any third-party supplier in that we are dependent on the supplier’s ability to produce a product which meets our quality standards and delivery requirements as well as being dependent upon the supplier’s priorities. These risks are present when the supplier is controlled by Tuanfang Liu, our co-chief executive officer. We do not presently have any plans to engage another supplier since Shenzhen Yi Jia is familiar with our products, and we are devoting our efforts to establishing our own production facilities with no assurance that we can successfully operate our new and to-be developed manufacturing facilities.

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

We do not include cannabis oil in our products. The cannabis oil is provided by our customer before selling the product or a cartridge with oil is inserted in the product by the customer or the end user. Unlike nicotine oil, cannabis oil is not of a uniform quality or viscosity. If the end user uses cannabis oil that is too viscous for our product and does not have the desired experience from the product, our client may reject an order, cancel an order or seek a refund of the payment made to us and/or discontinue purchasing our products. These refunds and the cost of cancellation of orders are reflected as sales return. The amount of sales return for the years ended June 30, 2025 and 2024 was $2,551,966 and $4,764,434, respectively. We cannot assure you that we will not incur significant warranty expenses and lose business as a result cannabis oil not providing the end user’s desired experience or that we will not lose significant business as a result of this problem.

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

Geopolitical uncertainties and events could cause damage or disruption to international commerce and the global economy and thus could have a material adverse effect on us, our suppliers, logistics providers, manufacturing vendors and customers, including our distributors and other channel partners. For example, escalating tensions between the U.S., China and other countries may result in changes in laws or regulations that will affect our ability to manufacture and sell our products. As of the date of this Annual Report, the U.S. tariff rate on all goods imported from China is 30% and the tariff rate on all goods imported from Malaysia is 19%. These tariff rates have been volatile since April 2025 and may further increase or decrease over the near term. We purchase the majority of our nicotine and cannabis vaping products from Shenzhen Yi Jia, a company located in Shenzhen, China, which constitutes a significant portion of our cost of revenue and could increase our cost of revenue should tariffs continue to rise. We are currently able to manufacture a wide range of cannabis hardware in Malaysia and import into the U.S. at a comparatively low tariff rate compared to goods imported from China. However, there is no guarantee that the current tariff on goods imported from Malaysia will not increase to the previous rate of 24% or higher. Any continuation or increase of tariffs on products imported from Malaysia or China could materially and adversely affect our business, financial condition, and results of operations.

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

Although we have more than 150 distributors, our largest distributor, who is a non-exclusive distributor for the United Kingdom and France, accounted for approximately 26% and 30% of our revenue for the years ended June 30, 2025 and 2024, respectively. On January 1, 2021, we signed a distributorship agreement with this distributor in our standard form, which does not provide any special terms or prices.  No other customer accounted for 10% or more of our revenue during either year. The loss of this distributor or a significant reduction in our sales to this distributor could have a material adverse effect upon our business. See “Business – Sales and Distribution.”

Economic factors beyond our control, and changes in the global economic environment, including fluctuations in inflation, tariff rates, and currency exchange rates, could result in lower revenues, higher costs and decreased margins and earnings

A majority of our products are manufactured and sold outside of the United States which creates exposure to the volatility of global economic conditions, including fluctuations in inflation, tariff rates, and foreign currency exchange rates. Central banks deploy various strategies to combat inflation, including increasing interest rates, which impact our borrowing costs. Government shutdowns or the risk of government shutdowns, as well as the impact or expected impact of elections, both in the United States and in other countries around the world, may also increase volatility, including through changes in trade policy and tariffs. Additionally, there has been, and may continue to be, volatility in currency exchange rates that impact the U.S. Dollar value relative to other international currencies. Our international revenues and expenses generally are derived from sales and operations in foreign countries, and these revenues and expenses are affected by currency fluctuations. Currency exchange rate fluctuations could also disrupt the business of the independent manufacturers that produce our products by making their purchases of raw materials more expensive and more difficult to finance. Foreign currency fluctuations have adversely affected and could continue to have an adverse effect on our results of operations and financial condition.

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

Our performance depends on the continued service and performance of our directors and senior management as they play an important role in guiding the implementation of our business strategies and future plans. Our co-chief executive officer, Tuanfang Liu, is responsible primarily for our product development, since all of the patents we own or license are based on his inventions, and we anticipate that he will continue to be responsible for product development. Because of his knowledge of the market and the underlying technology for our products, the loss of Mr. Liu could have a material adverse effect on our business, financial condition and prospects. If any of our other members of senior management were to terminate his or her employment, there can be no assurance that we would be able to find suitable replacements in a timely manner, at acceptable cost or at all. The loss of services of key personnel or the inability to identify, hire, train and retain other qualified managerial personnel in the future may materially and adversely affect our business, financial condition, results of operations and prospects. Additionally, in addition to our co-chief executive officer, we rely on our research and development personnel for product development and technology innovation. If any of our key research and development personnel were to leave us, we cannot assure you that we can secure equally competent research and development personnel in a timely manner, or at all.

Competition for highly skilled employees is intense, and we may not be able to attract and retain the highly skilled employees needed to support our business.

As we continue to operate, we believe our development depends on the efforts and talents of our employees, including management team and financial personnel. Our future development depends on our continued ability to attract, develop, motivate and retain highly qualified and skilled employees. Competition for highly skilled personnel is extremely intense. We may not be able to hire and retain these personnel at compensation levels consistent with our existing compensation and salary structure. Many of the companies with which we compete for experienced employees have greater resources than we do and may be able to offer more attractive terms of employment.

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

In recent years, the United States and other markets have experienced cyclical or episodic downturns, and worldwide economic conditions remain uncertain, including, as a result of the COVID-19 pandemic, supply chain disruptions, the Russian invasion of Ukraine, the ongoing conflict in the Middle East, instability in the U.S. and global banking systems, rising fuel prices, increasing interest rates or foreign exchange rates and increased inflation and the possibility of a recession. A significant downturn in economic conditions may affect the market for our products and our supplier’s ability to provide products to us on acceptable terms.

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

We are exposed to various risks associated with our business and operations. We have limited liability insurance coverage and product liability insurance coverage and Aspire Science does not have product liability insurance. A successful liability claim against us due to injuries or damages suffered by users of our product could materially and adversely affect our reputation, results of operations and financial conditions. Even if unsuccessful, such a claim could cause us adverse publicity, require substantial costs to defend, and divert the time and attention of our management. In addition, we do not have any business disruption insurance. Any business disruption event could result in substantial costs to us and a diversion of our resources.

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

Our business relies on the collection of accounts receivable from our customers in a timely manner to maintain liquidity and support our ongoing operations. We recorded an allowance for credit losses of approximately $18.0 million as of June 30, 2025, and approximately $5.9 million as of June 30, 2024. Our failure or inability to collect accounts receivable when due results from a number of factors, including (i) our customer’s failure to pay as a result of adverse economic conditions affecting the customers; (ii) our failure to accurately assess the creditworthiness of our customers; (iii) our failure to implement effective collection efforts; and (iv) disputes over contract terms, product quality or delays in delivery. Although we may implement strategies to mitigate these risks, but there can be no assurance that such measures will be entirely effective, and we may continue to incur write-offs of accounts receivable, which may impair our ability to operate profitably.

Macroeconomic and regulatory conditions in the U.S. Cannabis industry may impact our ability to collect accounts receivable from our customers.

U.S. cannabis operators have run into significant economic and regulatory headwinds since 2021 which may impair their ability to function as going concerns. Most U.S. cannabis operators have significant debt which, coupled with a relatively high interest rate environment, may lead to insolvency or a takeover by creditors, as was the case recently with a major U.S. multistate cannabis operator. Further, if no major regulatory changes occur to attract new investment capital to the industry, our cannabis operator customers may slow down or cease operations, and our ability to collect on accounts receivable may be negatively impacted, which would adversely affect our business, financial condition and results of operations.

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

For so long as we remain an emerging growth company, we may take advantage of certain exemptions from various reporting requirements that are applicable to public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of section 404 of the Sarbanes-Oxley Act for up to five fiscal years after the date of our initial public offering. We cannot predict if investors will find our Common Stock less attractive because we may rely on these exemptions. If some investors find our Common Stock less attractive as a result, there may be a less active trading market for our Common Stock and the trading price of our Common Stock may be more volatile. In addition, our costs of operating as a public company may increase when we cease to be an emerging growth company.

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

We have implemented a Cybersecurity Committee which met three times last year and is now responsible for the day-to-day management of cybersecurity risks, and the review our practices related to cyber events and risk management. The Committee is composed of the Chief Financial Officer, Chief Legal Officer, Controller, and Head of Human Resources. The Committee is responsible for developing and implementing cybersecurity risk mitigation strategies and activities, including the managing of comprehensive incident response plans, overseeing the cybersecurity risks posed by third-party vendors, keeping our policies and procedures current, assessing compliance with our cybersecurity policies and procedures, and receiving regular updates on cybersecurity-related matters. Further, the Committee will, from time to time and as needed, engage subject matter experts such as consultants and auditors to assist us in establishing processes to assess, identify, and manage potential and actual cybersecurity threats, to actively monitor our systems internally using widely accepted digital applications, processes, and controls, and to provide forensic assistance to facilitate system recovery in the case of an incident.

The Audit Committee of our Board of Directors (the “Audit Committee”) oversees our policies and practices with respect to risk assessment and risk management, including the review, in coordination with our management, of our management of cybersecurity. The Audit Committee receives regular updates from the Cybersecurity Committee on the state of cybersecurity risks we face. This includes briefings on any significant cyber incidents and ongoing risk management efforts. These updates enable the Audit Committee to provide informed reports on cybersecurity matters to the full Board.

As of the date of this Annual Report on Form 10-K, we are not aware of any risks from cybersecurity threats that have materially affected or are reasonably likely to materially affect us, our business strategy, results of operations or financial condition.

ITEM 2. Properties

Our headquarters are located at 19700 Magellan Dr, Los Angeles, CA 90502 and we maintain offices, manufacturing and storage facilities at the same location. We do not own any real property, and we leased an aggregate of approximately 205,391 square feet of real property. We do not expect to experience difficulties in renewing any of the leases when they expire. If we require additional space, we expect to be able to obtain additional facilities on commercially reasonable terms.

The following table sets forth information as to the real property leased by us:

Location	Square Feet		Current Annual Rent	Expiration Date
1410 Abbot Kinney Blvd., PH 1, Venice, CA 90291	4,121		$388,000	June 30, 2026
19700 Magellan Dr, Los Angeles, CA 90502	37,100	(1)	$872,719	July 31, 2027
55 King Yip Street, King Palace Plaza, Floor 31, Suite J, Kwun Tong, Hong Kong	1,850		$81,323	July 14, 2027
No. 16, Jalan I-Park SAC 3, Taman Perindustrian I-Park SAC, 81400 Senai, Johor, Malaysia	31,000		$127,076	August 17, 2026
Lot 210, Jalan Seelong, 81400 Senai, Johor, Malaysia	131,320		$594,401	March 16, 2030

(1)	The number in the table reflects the square feet of building that we occupy. The leased property also includes land, and the total leased land and building is 79,512 square feet.

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

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Common Stock trades on the Nasdaq Stock Market under the symbol “ISPR.”

Holders of Record

As of September 15, 2025, we had approximately 16 holders of record of our Common Stock. Because most of our shares of Common Stock held by persons other than our original stockholders are held by brokers and other institutions on behalf of stockholders, this number is not indicative of the total number of stockholders who beneficially own our stock.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock. We do not anticipate paying cash dividends on our Common Stock in the foreseeable future. We currently intend to retain all available funds and any future earnings to support our operations and finance the growth and development of our business. Any future determination related to our dividend policy will be made at the discretion of our board of directors and will depend upon, among other factors, our results of operations, financial condition, capital requirements, contractual restrictions, business prospects, the requirements of current or then-existing debt instruments and other factors our board of directors may deem relevant. One of our subsidiaries declared a dividend payable to its then sole stockholder, Tuanfang Liu, our co-chief executive officer. See “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

Securities Authorized for Issuance under Equity Compensation Plan

The following table sets forth information concerning securities authorized under equity compensation plans as of June 30, 2025.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a) (1)	Weighted-average exercise price of outstanding options, warrants and rights (b) (1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,438,125	$8.15	11,616,039
Equity compensation plans not approved by security holders	-	$-	-
Total	1,438,125	8.15	11,616,039

(1)	Excludes 1,582,865 shares of Common Stock reserved under our Amended and Restated 2022 Equity Incentive Plan, subject to the issuance of restricted stock units (“RSUs”) and performance stock units (“PSUs”).

Recent Sales of Unregistered Securities

During the three months ended June 30, 2025, the Company did not conduct any unregistered sales of equity securities.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Pursuant to the share repurchase program approved by the Company’s board of directors on January 20, 2025, for a period of 24 months, the Company may repurchase up to $10 million of the currently outstanding shares of the Company’s common stock. Under the approved repurchase program, the Company may purchase shares of the Company’s common stock (i) in the open market, (ii) in privately negotiated transactions, (iii) block purchases, or (iv) otherwise in accordance with applicable federal securities laws, including Rule 10b-18 of the Exchange Act. During the three month period ended June 30, 2025, the Company did not repurchase any shares of its common stock.

ISSUER PURCHASES OF EQUITY SECURITIES(1)
Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April (April 1, 2025 – April 30, 2025)	-	-	-	$9,939,556
May (May 1, 2025 – May 31, 2025)	-	-	-	$9,939,556
June (June 1, 2025 – June 30, 2025)	-	$-	-	$9,939,556
Total	-	$-	-	$9,939,556

(1)	On January 20, 2025, the Company’s board of directors authorized the Company’s entry into a program to repurchase up to $10 million of shares of the Company’s Common Stock, as previously announced in the Company’s Current Report on Form 8-K filed with the SEC on January 22, 2025. The board of directors’ authorization to conduct such a repurchase program expires on January 20, 2027.

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

We sell our e-cigarette (or nicotine) products globally, in markets where we are legally permitted to do so. To date, our nicotine products are marketed under the “Aspire” brand name and are sold primarily through our expansive distribution network. However, we are expanding our international presence via the launch of nicotine products under the Ispire platform. These products have started to be launched under licensing arrangements with the owners of selected partner brands.

We currently sell our cannabis vaping hardware in the United States, Canada, and South Africa. However, we are continuing to develop our sales network across Europe, South America, and other regions in preparation for legalization in these markets. Our cannabis products are sold under the Ispire brand name, primarily on an ODM basis to other cannabis vapor companies including multi and single-state operators, brand owners and co-packers. ODM generally involves the design and customization of the core products to meet each brand’s unique image and needs. Our hardware products are sold by our customers under their own brand names. We do not “touch the cannabis plant” in the production and sale of our hardware products and thus are not subject to the specific cannabis-related regulatory and taxation provisions of the industry (e.g., IRS Code Section 280E).

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

E-cigarette regulation

Regulation regarding e-cigarettes varies across countries, from limited regulation to a total ban. The legal status of e-cigarettes is currently pending in many countries. As e-cigarettes have become more and more popular recently, many countries are considering imposing more stringent law and regulations to regulate this market. Changes in existing law and regulations and the imposition of new laws or regulations in countries and regions that our major customers are in may adversely affect our business. Please see the sections titled “Item 1. Business – Regulation” and “Item 1A. Risk Factors” above for our robust discussion of this topic.

Accounts Receivable

Our business relies on the collection of accounts receivable from our customers in a timely manner to maintain liquidity and support our ongoing operations. The balance of the allowance for credit losses was $18.0 million and $5.9 million at June 30, 2025 and 2024, respectively.

Our failure or inability to collect accounts receivable when due results from a number of factors, including (i) our customer’s failure to pay as a result of adverse economic conditions affecting the customer’s cash flow; (ii) our failure to implement effective collection efforts; and (iii) disputes over contract terms, product quality or delays in delivery. Due to federal status of cannabis and the uncertainty of adverse economic conditions in cannabis industry, the company has focused more on nicotine business in the past year. Although we may implement strategies to mitigate these risks, there can be no assurance that such measures will be entirely effective, and we may continue to incur write-offs of accounts receivable, which may impair our ability to operate profitably.

Key Factors that Affect Our Results of Operations

We believe the following key factors may affect our financial condition and results of operations:

●	The effect of legislation and regulations affecting non-combustable nicotine products and cannabis vaping products.

●	If we elect to market nicotine vaping products in the United States, our ability to obtain regulatory approval to market additional nicotine vaping products in the United States and the significant cost of seeking such approval.

●	Our ability to develop and market nicotine and cannabis vaping products to meet the changing tastes of adult consumers.

●	The effects of competition.

●	The development of an international market for cannabis vaping products, which is presently primarily limited to certain states in the United States.

Results of Operations

The following table sets forth a summary of our consolidated statements of operations and comprehensive income for the years ended June 30, 2025 and 2024 (dollars in thousands except per share amounts).

	Years Ended June 30,
	2025		2024
		% of Revenue		% of Revenue
Revenue	$127,494	100.0%	$151,909	100.0%
Cost of revenue	(104,845)	(82.2)%	(122,126)	(80.4)%
Gross profit	22,649	17.8%	29,783	19.6%
Operating expenses	(60,499)	(47.5)%	(43,677)	(28.8)%
Loss from operations	(37,850)	(29.7)%	(13,894)	(9.1)%
Other (loss) income, net	(187)	(0.1)%	409	0.3%
Loss before income taxes	(38,037)	(29.8)%	(13,486)	(8.9)%
Income taxes	(1,204)	(0.9)%	(1,282)	(0.8)%
Net loss	(39,241)	(30.8)%	(14,768)	(9.7)%
Other comprehensive (loss) income	(167)	(0.1)%	221	0.1%
Comprehensive loss	(39,408)	(30.9)%	(14,546)	(9.6)%
Net loss per ordinary share (basic and diluted)	$(0.69)		$(0.27)
Weighted ordinary shares outstanding	56,853,552		54,812,900

Revenue

The following table sets out the breakdown of our revenue percentage by region based on information provided to us by our distributors.

	For the year ended June 30,
	2025	2024
Europe	58.1%	43.0%
North America (the U.S. and Canada)	25.5%	41.5%
Asia Pacific (excluding PRC)	9.6%	11.6%
Others	6.8%	3.9%
Total	100.0%	100.0%

Our revenue decreased by $24,414,387, or 16.1%, from $151,908,691 for the year ended June 30, 2024, to $127,494,304 for the year ended June 30, 2025. The decrease in revenue is the combined effect of (i) decreases in product sales in the United States of $30.5 million from $63.1 million for the year ended June 30, 2024, to $32.6 million for the year ended June 30, 2025, (ii) decreases in product sales in the Asia Pacific (excluding PRC) of $5.3 million from $17.6 million for the year ended June 30, 2024, to $12.3 million for the year ended June 30, 2025, (iii) increases in sales of vaping products in Europe of $8.8 million from $65.3 million for the year ended June 30, 2024 to approximately $74.1 million for the year ended June 30, 2025, and (iv) increases in sales of vaping products in Africa and South America of $2.5 million from $6.0 million for the year ended June 30, 2024 to approximately $8.5 million for the year ended June 30, 2025.

Cost of Revenue

Cost of revenue mainly consists of cost of purchases of vaping products, that are mostly purchased from Shenzhen Yi Jia. Cost of revenue decreased by $17,281,612, or 14.2%, from $122,126,245 for the year ended June 30, 2024, to $104,844,633 for the year ended June 30, 2025. The decrease in cost of revenue is in line with decrease in sales.

Gross Profit

The following tables show the revenue, cost of revenue and gross profit of our products (dollars in thousands).

Year Ended June 30, 2025
Revenue	Cost of revenue	Gross profit	Gross profit %
$127,494	$104,845	$22,649	17.8%

Year Ended June 30, 2024
Revenue	Cost of revenue	Gross profit	Gross profit %
$151,909	$122,126	$29,782	19.6%

Gross profit decreased by $7,132,775, or 23.9%, from $29,782,446 for the year ended June 30, 2024, to $22,649,671 for the year ended June 30, 2025, while our gross margin decreased from 19.6% to 17.8%.

The decrease in gross margin was primarily due to changes in product mix with less higher margin products being sold during the year ended June 30, 2025.

Operating Expenses

Operating expenses increased by $16,822,945 or 38.5%, from $43,676,585 for the year ended June 30, 2024, to $60,499,530 for the year ended June 30, 2025.

Our sales and marketing expenses mainly consist of employee salaries and benefits, marketing expenses, travel expenses, and other miscellaneous expenses.

Sales and marketing expenses increased by $1,830,660, or 27.7%, from $6,608,724 for the year ended June 30, 2024, to $8,439,384 for the year ended June 30, 2025. The increase in sales and marketing expenses was primarily due to an increase in payroll from marketing personnel of $0.9 million, increase in brand advertising activities of $0.4 million and increase in marketing related professional service fee of $0.3 million.

Credit loss expenses increased by $16,019,060, or 266.3%, from $6,015,752 for the year ended June 30, 2024, to $22,034,812 for the year ended June 30, 2025. The increase is due to longer time in collection of customer payments than expected and more allowance for credit losses were provided.

Our general and administrative expenses (excluding the credit loss expenses) mainly consist of employee’s salaries and benefits, rental expense, professional fees, stock-based compensation expenses and other administrative expenses. General and administrative expenses decreased by $1,026,775, or 3.3%, from $31,052,109 for the year ended June 30, 2024, to $30,025,334 for the year ended June 30, 2025. The decrease was primarily due to (i) a decrease of $0.5 million of stock-based compensation expense due to cutting headcount in streamline operations by North America, and (ii) decrease in research and development expenses of $0.4 million by North America.

Other (expense) income, net

Other (expense) income, net includes interest income, interest expense, exchange loss, net and other income (expense).

Interest income decreased by $278,255, from $365,251 for the year ended June 30, 2024, to $86,996 for the year ended June 30, 2025. The decrease in interest income is mainly due to decrease in interest rate and less interest income from bank deposits.

Other (expense) income mainly consists of interest expense, loss on equity method investment, credits from company credit card, rental income and other miscellaneous expenses. Other (expense) income decreased by $300,494, or 265.0%, from net income of $113,405 for the year ended June 30, 2024 to net expense of $187,089 for the year ended June 30, 2025. The decrease was mainly due to increase in interest expense of $0.2 million.

Exchange loss, net increased by $16,277, or 23.2%, from net exchange loss of $70,293 for the year ended June 30, 2024 to net exchange loss of $86,570 for the year ended June 30, 2025.

As a result of these factors, total other (expense) income, net decreased by $595,026, from other income, net of $408,363 for the year ended June 30, 2024 to other expense, net of $186,663 for the year ended June 30, 2025.

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

The provisions of ASC 740-10 prescribe a more-likely-than-not threshold for consolidated financial statement recognition and measurement of a tax position taken (or expected to be taken) in a tax return. This interpretation also provides guidance on the recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and related disclosures. For the years ended June 30, 2025 and 2024, we did not incur any interest or penalties related to an uncertain tax position. We do not believe that there were any uncertain tax positions as of June 30, 2025 and 2024.

Income taxes decreased by $78,342 or 6.1%, from $1,282,046 for the year ended June 30, 2024 to $1,203,704 for the year ended June 30, 2025. We had a consolidated net loss for both year ended June 30, 2025 and 2024, which was the combined effect of a profit by Aspire Science, a loss by Aspire North America and Ispire Malaysia. The profit from Aspire Science resulted in a current tax expense. The increase in valuation allowance reflects our view that the taxable income in the future will not be sufficient to utilize the carryforward loss.

Net Loss

As a result of the foregoing, net loss increased by $24,472,404, from net loss of $14,767,822, or loss of $0.27 per share (basic and diluted), for the year ended June 30, 2024 to a net loss of $39,240,226, or loss of $0.69 per share (basic and diluted), for the year ended June 30, 2025.

Liquidity and Capital Resources

The following table summarizes our changes in working capital from June 30, 2024 to June 30, 2025 (dollars in thousands).

	June 30, 2025	June 30, 2024	Change	% Change
Current Assets	$72,908	$102,572	$(29,664)	(28.9)%
Current Liabilities	72,540	85,991	(13,451)	(15.6)%
Working Capital	368	16,581	(16,213)	(97.8)%

The following table sets forth information as to consolidated cash flow information for the years ended June 30, 2025 and 2024 (dollars in thousands).

	Year Ended June 30,		Increase
Consolidated cash flow data:	2025	2024	(Decrease)
Net cash used in operating activities	$(7,374)	$(18,302)	$10,928
Net cash (used in) provided by investing activities	(5,199)	2,990	(8,189)
Net cash provided by financing activities	1,853	10,083	(8,230)
Net decrease in cash	$(10,720)	$(5,229)	$(5,491)

Net cash flow used in operating activities for the year ended June 30, 2025, of $7.4 million, reflected our net loss of $39.2 million, adjusted primarily as follows: add back of impairment of account receivable of $22.0 million, add back of share-based compensation expense of $5.6 million, add back of right-of-use assets amortization of $1.5 million, an increase in accounts payable of $10.8 million, an increase in contract liabilities of $2.6 million, offset by increase in accounts receivable of $9.3 million, and increase in payment made for operating lease liabilities of $1.4 million.

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

Net cash flow used in investing activities for the year ended June 30, 2025, of $5.2 million reflected primarily the repayment of acquisition payable of $3.2 million, purchase of property, plant and equipment of $1.1 million and acquisition of intangible assets of $0.9 million.

Net cash flow generated from investing activities for the year ended June 30, 2024, of $3.0 million reflected primarily maturity of short term investment of $9.1 million offset by purchase of cost other investment of $2.0 million, purchase of property, plant and equipment of $2.0 million, acquisition of intangible assets of $1.2 million and purchase of equity method investment of $1.0 million.

Net cash flow generated from financing activities for the year ended June 30, 2025, of $1.9 million reflected primarily proceeds from borrowing of $2.1 million, offset by repayment of borrowing of $0.2 million.

Net cash flow generated by financing activities for the year ended June 30, 2024, of $10.1 million reflected primarily proceeds from our equity offering of $12.3 million, offset by payment of equity offering costs of $1.5 million.

To date, we have financed our operations primarily through cash flow from operations and working capital loans from our major stockholders, who are our co-chief executive officer and his wife, when necessary. We plan to support our future operations primarily from cash generated from our operations and cash on hand. As of the date of this Annual Report, we believe that our current cash and cash flows provided by operating activities, and the net proceeds from our equity offerings and borrowing will be sufficient to meet our working capital needs in the next 12 months. If we experience an adverse operating environment or incur unanticipated capital expenditure requirements, or if we decide to accelerate our growth, then additional financing may be required. We cannot give any assurance that additional financing will not be required or, if required, would be available on favorable terms if at all. Such financing may include the use of additional debt or the sale of additional equity securities. Any financing which involves the sale of equity securities or instruments that are convertible into equity securities could result in dilution to our stockholders which may be substantial.

The cash held at a bank by our Hong Kong operating subsidiary can be freely transferred within our corporate structure without restriction. If our Hong Kong operating subsidiary were to incur additional debt on its own behalf in the future, the instruments governing the debt may restrict the ability of our operating subsidiaries to transfer cash to our U.S. investors.

Contractual Obligations

As of June 30, 2025 and 2024, we had contract liabilities of $4,861,250 and $2,218,166, respectively. These liabilities are advance deposits received from customers after an order has been placed. We expect all of the contract liabilities to be settled in less than one year.

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

The balances for the right-of-use assets and lease liabilities where we are the lessee are presented as follow:

	As of	As of
	June 30, 2025	June 30, 2024
Operating lease right-of-use assets	$5,181,521	$3,579,140
Impairment	(151,516)	-
Total	$5,030,005	$3,579,140

Operating lease liabilities – current	$1,838,815	$1,207,832
Operating lease liabilities – non-current	3,267,522	2,194,094
Total	$5,106,337	$3,401,926

As of June 30, 2025, the maturities of our lease liabilities (excluding short-term leases) are as follows:

As of June 30, 2025
July 1, 2025 to June 30, 2026	$2,110,799
July 1, 2026 to June 30, 2027	1,583,109
July 1, 2027 to June 30, 2028	777,402
July 1, 2028 to June 30, 2029	696,727
July 1, 2029 to June 30, 2030	464,484
Total future lease payments	5,632,521
Less: imputed interest	(526,184)
Total lease liabilities	$5,106,337

As of June 30, 2025, we have a borrowing balance of $1,952,127 outstanding. The maturities of our borrowing are as follows:

As of June 30, 2025
July 1, 2025 to June 30, 2026	1,146,766
July 1, 2026 to June 30, 2027	805,361
Total borrowing	1,952,127

As of June 30, 2025, we recorded an unpaid $5.8 million consideration in accrued liabilities and other payables on the consolidated balance sheet for a committed investment of $9 million into a joint venture investment named IKE Tech LLC.

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

Allowance for credit losses

We adopted Accounting Standards Update 2016-13 “Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments” on July 1, 2023, under the modified retrospective method of adoption. In establishing the required allowance for credit losses, we consider historical collection experience, aging of the receivables, economic environment, and the credit history and financial conditions of the customers. We review its receivables on a regular basis to determine if the allowance is adequate and adjusts the allowance when necessary. Delinquent account balances are written off against allowance for credit losses after management has determined that the likelihood of collection is not probable.

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

None.

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

Management’s Report of Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2025 under the supervision and participation of our management, including our Chief Executive Officer and Chief Financial Officer. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on that assessment, management concluded that, the Company’s internal control over financial reporting was not effective as of June 30, 2025, due to the material weaknesses described below.

Material Weaknesses

We identified the following material weaknesses in our internal control over financial reporting as of June 30, 2025. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the issuing company’s annual or interim financial statements will not be prevented or detected on a timely basis.

1).	The lack of controls needed to enable us to evaluate significant estimates, including (i) the sufficiency of inventory reserve for slow-moving inventories and (ii) the credit loss history and use of it to evaluate the sufficiency of credit loss reserve for accounts receivable under the Topic 326;

2).	The lack of sufficient personnel with appropriate levels of accounting knowledge and experience to address complex U.S. GAAP accounting issues and to prepare and review financial statements and related disclosures under U.S. GAAP, which resulted in restatements of certain unaudited/audited financial statements prior to the fiscal year ended June 30, 2025;

3).	The lack of IT general controls regarding cyber security governance, logical access security and service organization management.

Therefore, management determined that we did not maintain effective internal control over financial reporting as of June 30, 2025.

Remediation Plan for the Material Weaknesses:

We are committed to continually improving our internal controls over financial reporting. Subsequent to June 30, 2024, we appointed a new chief financial officer and a vice president of finance, as part of our program to develop and implement effective internal controls over financial reporting. Additionally, management is currently working on the plan to address the material weaknesses noted above including, but not limited to the following:

1).	Perform scoping and risk assessment of material financial statement line items and identify key processes and systems including documentation of key processes and internal controls.

2).	Recruit additional full-time employees and external consultants with extensive knowledge of U.S. GAAP within our finance and accounting department, and assess the design and operational effectiveness of the internal controls over financial reporting, including the remedial actions implemented.

3).	Strengthen our IT control environment and procedures by engaging third party expertise in introducing and implementing the required changes to the overall IT environment and required upgrades to our systems.

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

Changes in Internal Control over Financial Reporting

During the year ended June 30, 2025, we developed and commenced the implementation of improvements to internal controls over financial reporting, and we are continuing to develop and implement internal controls over financial reporting particularly in view of the material weakness described above.

Item 9B. Other Information

No director or Section 16 officer adopted or terminated a trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or a “non-Rule 10b5-1” trading arrangement during the three months ended June 30, 2025.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not Applicable.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Listed below are the names of our directors and executive officers, their ages as of the date of this Annual Report, their positions held and the year they commenced service with us.

Name	Age	Position/Title
Tuanfang Liu[3]	53	Co-Chief Executive Officer and Chairman
Michael Wang	62	Co-Chief Executive Officer and President of Aspire North America
Jie Yu	41	Chief Financial Officer
Steven Przybyla	40	Chief Legal Officer and Secretary
Jiangyan Zhu	50	Director
Christopher Robert Burch[1,2,3]	58	Independent Director
Brent Cox[1,2]	43	Independent Director
John Fargis[1,2,3]	59	Independent Director

[1]	Member of the Audit Committee

[2]	Member of the Compensation Committee

[3]	Member Nominating and Corporate Governance Committee.

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

Michael Wang has been serving as co-chief executive officer since August 7, 2023, having served as our chief financial officer from our organization until August 7, 2023, and he has served as president of Aspire North America since its organization in 2020. Mr. Wang served chief financial officer of Aspire Global from August 2020 until his resignation in September 2022. Mr. Wang is an experienced chief executive officer, chief operating officer and president of various companies with leadership skills in profit and loss management, finance, human resources, products, technology, sales and operations. Mr. Wang has approximately 12 years of internet technology and e-commerce experience. From September 2018 through August 2020, he was the president, chief operating officer and co-chief executive officer of The Pharm/Sunday Goods (located in California and Arizona), a vertically integrated leader in the cannabis cultivation, processing, manufacturing, distribution, wholesale, and retail industry. Mr. Wang managed and transformed the cultivation, manufacturing and wholesale divisions. Mr. Wang was with Onestop Commerce, a leading e-commerce technology and service company, as president and chief operating officer from February 2013 to July 2015 and as chief executive officer from July 2015 to June 2018. Onestop Commerce managed omni-channel-commerce for major lifestyle brands and retailers. From May 2005 through June 2010, he was the chief operating and fulfillment officer of Zazzle, a leader in online customization and personalization service. He started his career in 1992 at Honeywell and also worked at Technicolor, ESS Technology and Vitec Group. Mr. Wang received bachelor of science and master of science degrees in aerospace engineering in 1983 and 1985 respectively, from the Beijing University of Aeronautics & Astronautics also known as Beihang University. In 1987, he received a master of science degree in systems engineering from Oakland University in Rochester, Michigan. In 1992, Mr. Wang received an MBA in Finance and General Management from the University of Chicago’s Booth School of Business.

Jie (Jay) Yu was appointed our Chief Financial Officer on May 13, 2025. Prior to his appointment, Mr. Yu served as the Company’s Vice President of Finance since June 2023 and is a seasoned accounting professional with extensive experience in public accounting and audit roles. Mr. Yu began his career at KPMG in 2008 as an auditor, before holding public accounting roles at Crowe Horwath from 2009 to 2012 and Dahua Moore Certified Public Accountants from 2012 to 2015. Mr. Yu also served as Chief Financial Officer of MTI Environmental Group from 2016 to 2018 and Luokung Technology Corp. (OTCMKTS: LKCOF) from 2018 to 2023. He holds a Bachelor of Commerce in finance and accounting, as well as a postgraduate degree, from the University of Auckland.

Steven P. Przybyla has served as our chief legal officer and secretary since September 1, 2023. Mr. Przybyla has over 10 years of regulated cannabis industry experience and a nearly a decade of experience in nicotine/tobacco product regulation. Mr. Przybyla currently serves as the Company’s appointed board member for its IKE Joint Venture and has served in this capacity since April 2024. From July 2020 to April 2023, Mr. Przybyla was General Counsel and Corporate Secretary, and then President of Hemp/Cannabis, at 22nd Century Group. Inc., a plant biotechnology company. While at 22nd Century, Mr. Przybyla helped to secure the only Modified Risk Tobacco Product approval for a combustible cigarette authorized by the U.S. Food and Drug Administration to date. Prior to that, he was President of the Medical Division at Jushi, Inc., a multi-state cannabis operator, from 2018 to 2020, General Counsel at Dent Neurologic Group LLP from 2016 to 2018 and General Counsel at Seneca Development Corporation from 2015 to 2016. Early in his career, he worked as an associate at Phillips Lytle LLP. Mr. Przybyla received his undergraduate degree in Economics from Washington & Lee University and his Juris Doctor from Columbia Law School.

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

Christopher Robert Burch has been serving as a director since July 2023. He has worked in the finance and venture capital industries for more than 15 years. Currently, Mr. Burch is consulting for Bioglobal Inc., a biopesticides company. From September 2020 to May 2022, Mr. Burch served as Chief Financial Officer at Braun Bio-Technology (Shan Dong) Co. Ltd. in China where he was responsible for fundraising and corporate strategies. Prior to that, from January 2020 to September 2020, Mr. Burch served as Chief Financial Officer at Waton Corporation Limited (NASDAQ: WTF) where he was responsible for fundraising, financial planning, cash flow management, investor relations, banking relations, securities licensing, and strategy direction. From July 2019 to November 2019, Mr. Burch worked at Zhejiang Panshi Information Technology Co. Ltd. as a Vice President responsible for corporate strategic investment. From March 2017 to July 2019, Mr. Burch served as a Managing Director at Feiyang Group Co. Ltd. in Hong Kong and China where he was responsible for fundraising and providing advisory services to the sector. Prior to joining us, from October 2008 to October 2014 Mr. Burch served on the board of directors of KeenHigh Technologies Limited, listed on Taiwan’s Emerging Stock Market (TW:3651). In 2006, Mr. Burch received a Master of Business Administration with a focus on technology management from Tsinghua University. In 1993, Mr. Burch received a bachelor’s degree in business administration with concentration in decision sciences from Georgia State University. In 1991, Mr. Burch received a bachelor’s degree in business administration with concentration in finance from University of Georgia. We believe that Mr. Burch is well qualified to serve as a member of our board of directors because of his experience in finance, operations of public companies and corporate fundraising and strategy.

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

Meetings of the Board and Committees

Our independent directors were appointed, and the committees were formed, at the time of our initial public offering in April 2023. During the period from June 30, 2024 until June 30, 2025, our board of directors met telephonically ten times and also acted by unanimous written consent. During this period, the Audit Committee met five times, the nominating and corporate governance committee did not meet, and the compensation committee met three times.

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

Insider Trading Policy

Our board of directors adopted our amended and restated Insider Trading Policy on August 27, 2024. A copy of our Insider Trading Policy is filed herewith as Exhibit 19.1 and is incorporated herein by reference.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our Common Stock and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons. Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that during the fiscal year ended June 30, 2025, all reports applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner in accordance with Section 16(a) of the Exchange Act, except as set forth below:

●	Jie Yu, our Chief Financial Officer, filed a late Form 3.

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

ITEM 11. Executive Compensation

Summary Compensation Table

The following table shows information regarding the compensation of the named executive officers during the fiscal years ended June 30, 2025 and 2024.

Name and Principal	Fiscal Year Ending,	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Totals
Position	June 30	($)	($)	($)(4)	($)(4)	($)	($)	($)(5)	($)
Tuanfang Liu, Co-CEO(1)(2)	2025	246,476	—	—	—	—	—	—	246,476
	2024	245,568	—	—	—	—	—	—	245,568
Michael Wang, co-CEO(2)	2025	597,159	400,000	1,356,936	(5,537,903)	—	—	—	(3,183,808)
	2024	350,000	—	2,760,001	5,537,903	—	—	—	8,647,904
Tirdad Rouhani, President(3)	2025	277,778	100,000	542,773	—	—	—	68,333	988,884
	2024	297,500	300,000	1,134,509	1,661,371	—	—	—	3,393,380
Steven Przybyla, Chief Legal Officer and Secretary	2025	398,637	250,000	2,650,547	—	—	—	—	3,299,184
	2024	216,039	40,000	—	553,790	—	—	—	809,829
Daniel Machock (CFO)(6)	2025	—	—	—	—	—	—	125,000	125,000
	2024	234,936	20,000	—	—	—	—	—	254,936
James McCormick (CFO) (7)	2025	339,508	24,000	—	—	—	—	96,000	459,508
	2024	32,500	—	—	819,029	—	—	—	851,529
Jie Yu (CFO)(8)	2025	201,289	—	—	—	—	—	—	201,289
	2024	167,123	—	—	547,272	—	—	—	714,395

(1)	Mr. Liu and Mr. Yu’s compensation are paid in Hong Kong dollars, which are converted into U.S. dollars at the average exchange rates during the period, which was 7.8186 Hong Kong dollars to $1.00 for the year ended June 30, 2024 and 7.7898 Hong Kong dollars to $1.00 for the year ended June 30, 2025.
(2)	Mr. Liu and Mr. Wang are currently co-chief executive officers.
(3)	Mr. Rouhani’s employment with the Company ended on February 27, 2025.
(4)	Amounts reflect the full grant-date fair value of RSUs and stock options granted during our most recently completed fiscal year computed in accordance with ASC Topic 718, rather than the amounts paid to or realized by the named individual.
(5)	Amounts refer to severance payments.
(6)	Mr. Machock employment with the Company ended on May 15, 2024.
(7)	Mr. McCormick was appointed our Chief Financial Officer on May 17, 2024, and subsequently separated from the Company on May 13, 2025.
(8)	Mr. Yu was appointed our Chief Financial Officer on May 13, 2025. From June 2023 to May 13, 2025, Mr. Yu served as our Vice President of Finance.

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

Jie Yu

In connection with his appointment as Chief Financial Officer on May 13, 2025, we agreed to compensate Mr. Yu with an annual base salary of $200,000 and an annual performance bonus to be awarded at the sole discretion of our Compensation Committee.

Steven Przybyla

On June 25, 2024, we entered into an executive employment agreement with Mr. Przybyla, our Chief Legal Officer and Secretary (the “Przybyla Agreement”). Mr. Przybyla’s employment with us is at will and may be terminated by either Mr. Przybyla or us at any time, for any reason, or no reason. Mr. Przybyla will receive an annual base salary of $400,000, which may be increased from time to time, but not decreased, during the term of his employment. Mr. Przybyla is eligible for an annual discretionary bonus with a bonus target of 50% of his annual base salary, subject to the discretion of the compensation committee of our board. Mr. Przybyla is eligible for any fringe benefits offered by us on the same terms and conditions as other executives, including group health benefits and a 401k retirement plan. We have agreed to bear the costs associated with Mr. Pzybyla’s maintenance of his professional licenses. In the event Mr. Przybyla is terminated without cause or resigns for good reason, Mr. Przybyla is entitled to severance in the amount of twelve months’ then-applicable base salary and immediate accelerated vesting of 50% of any unvested equity grants (as that term is defined in the Plan) that Mr. Przybyla has received under the Plan, regardless of the terms of the Plan or any award agreement. The Przybyla Agreement contains customary assignment of invention, indemnification and confidentiality provisions.

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

Outstanding Equity Awards

The following table summarizes information about all outstanding unvested equity awards held by our named executives as of June 30, 2025

Outstanding Awards at June 30, 2025

		RSUs		Non-qualified stock options
Name	Grant Date	Number of Unvested Shares or Units (#)	Market Value of Shares that Have Not Vested ($)	Number of Unvested Shares or Units (#)	Market Value of Unvested Shares or Units ($)
Tuanfang Liu	-	-	$-	-	$-
Michael Wang	-	-	$-	-	$-
Tirdad Rouhani	-	-	$-	-	$-
Steven Pryzbyla	09/04/2023	-	$-	56,250	$301,723
Steven Pryzbyla	10/01/2024	336,705	$862,080	-	$-
James McCormick	-	-	$-	-	$-
Jie Yu	-	-	$-	-	$-

		Option Awards					Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable (2)	Number of Securities Underlying Unexercised Options (#) Unexercsiable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)	Market Value of Shares or Units of Stock that Have Not Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested ($)(1)
Tuanfang Liu	-	-	-	-	-	-	-	-	-	-
Michael Wang	-	-	-	-	-	-	-	-	-	-
Tirdad Rouhani	-	-	-	-	-	-	-	-	-	-
Steven Pryzbyla (3)	9/4/2023	43,750	56,250	-	9.76	09/04/2033	-	-	-	-
Steven Pryzbyla (4)	10/01/2024	-	-	-	-	-	336,750	862,080	-	-
James McCormick		-	-	-	-	-	-	-	-	-
Jie Yu (5)	11/03/2023	37,500	-	-	8.28	11/03/2027	-	-	-	-
Jie Yu (5)	12/13/2023	37,500	-	-	8.45	12/13/2027	-	-	-	-
Jie Yu (5)	03/13/2024	37,500	-	-	9.36	03/13/2028	-	-	-	-
Jie Yu (5)	06/13/2024	37,500	-	-	7.09	06/13/2028	-	-	-	-

1.	Amounts are calculated based on multiplying the number of shares shown in the table by the per share closing price of our Common Stock on the Nasdaq Capital Market on June 30, 2025, the last trading day of our last completed fiscal year, which was $2.56.

2.	The options shown in this column were fully vested as of the end of the most recently completed fiscal year.

3.	The stock options vest over a four-year period with twenty-five percent (25%) vesting on September 4, 2024, and the remainder vesting in 36 equal installments on the first day of each calendar month, subject to the executive’s continued service.

4.	Grants represent a one-time grant in recognition of the executive’s efforts from 2020 through our initial public offering and is not necessarily reflective of our compensation program going forward.

5.

The options granted are exercisable for up to four years from the date of grant, subject to standard termination provisions should Mr. Yu cease to be employed by the Company or its subsidiaries. The options have an exercise price equal to the closing price per share of the Company’s common stock on the date of grant.

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

Director Compensation

The following table shows the compensation paid to our directors who are not Named Executive Officers during the year ended June 30, 2025.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (2)	Option Awards ($)	Nonequity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Jiangyan Zhu(1)	$161,750	-	-	-	-	-	$161,750
Christopher Robert Burch	62,500	59,770	-	-	-	-	122,270
Brent Cox	55,500	88,098	-	-	-	-	143,598
John Fargis	49,500	88,025	-	-	-	-	137,525

(1)	Ms. Zhu’s compensation is paid in Hong Kong dollars, which are converted into U.S. dollars at the average exchange rates during the period, which was 7.7898 Hong Kong dollars to $1.00 for the year ended June 30, 2025.

(2)	As of June 30, 2025:

●	Mr. Burch has received 14,480 shares of stock awards

●	Mr. Cox has received 20,998 shares of stock awards

●	Mr. Fargis has received 19,421 shares of stock awards

●	Ms. Zhu has received 0 shares of stock awards

We have an agreement with Ms. Zhu pursuant to which we increased her annual compensation to 1,440,000 Hong Kong dollars starting from October 2024. Before October 2024, her annual compensation was 720,000 Hong Kong dollars. Ms. Zhu is also a director of Aspire Global, and she does not receive compensation from Aspire Global.

On August 3, 2023, our board of directors adopted the non-employee director compensation policy. Pursuant to the non-employee director compensation policy:

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

On December 2, 2024, our board of directors adopted an updated non-employee director compensation policy. Pursuant to the non-employee director compensation policy:

●	Each outside director (a director who is not also serving as an employee of us or any of our subsidiaries) shall receive an annual cash retainer of $50,000 for his or her service on the Board, and each outside director who serves as chair of the Audit Committee will be paid an additional annual cash retainer of $12,000. The payment is made in four equal quarterly installments. The retainer is prorated if the outside director is not an outside director for the entire quarter.

●	Each outside director automatically will be granted fully vested shares of the Common Stock equal to $165,000 per year for their board service, plus an additional committee retainer fee of $10,000 for service on the Audit Committee, $7,500 for service on the Compensation Committee and $5,000 for service on the Nominating and Governance Committee. The number of shares granted shall be equal to: (A) the retainer earned by the outside director for such calendar quarter, divided by (B) the volume-weighted average price, generally known as VWAP, of our common stock on the principal trading market on which our Common Stock trades during each trading day of the preceding calendar quarter, rounded down to the nearest whole share. To be eligible for a quarterly share grant an outside director must be serving as an outside director on the last day of the calendar quarter. The shares shall be granted pursuant to our Amended and Restated 2022 Equity Incentive Plan or any successor plan. The compensation policy became effective commencing with the quarter beginning October 1, 2024. For the fiscal years ended June 30, 2025 and 2024, we issued, pursuant to the Plan, 40,215 and 16,285 shares of common stock, respectively.

Policies and Practices Related to the Grant of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information

The Company generally grants equity awards to our employees in the first fiscal quarter each year, except in the case of equity awards for (i) new hires which are granted within 30 days of an employee’s start date with the Company, and (ii) directors, which receive quarterly equity grants for their service on the Board. We do not have a written policy regarding the timing of equity awards, but we do not grant equity awards in anticipation of the release of material nonpublic information, nor do we time the release of material nonpublic information based on equity award grant dates.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

As of September 15, 2025, we had 57,277,874 shares of Common Stock issued and outstanding. Holders of Common Stock are entitled to one vote per share. The following table sets forth information with respect to the beneficial ownership of our Common Stock as of September 15, 2025:

●	each person, or group of affiliated persons, who is the beneficial owner of more than 5% of the outstanding Common Stock of the Company;

●	each executive officer and director of the Company; and

●	all of the Company’s executive officers and directors as a group.

Beneficial ownership is determined according to the rules of the SEC and generally means that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power of that security, including securities that are exercisable or convertible, as the case may be, within 60 days of September 15, 2025. Shares of Common Stock issuable pursuant to such securities are deemed outstanding for computing the percentage of the person holding such securities and the percentage of any group of which the person is a member but are not deemed outstanding for computing the percentage of any other person. Except as indicated by the footnotes below, the combined Company believes, based on the information furnished to it, that the persons named in the table below have sole voting and investment power with respect to all shares of Common Stock shown that they beneficially own, subject to community property laws where applicable. The information does not necessarily indicate beneficial ownership for any other purpose, including for purposes of Section 13(d) and 13(g) of the Securities Act.

	Beneficial Ownership[63]
Name of Beneficial Owner(1)	Shares	%
Greater than 5% Stockholders:(2)(3)(4)
Tuanfang Liu and Jiangyan Zhu(2)(3)(4)	35,750,000	62.4%
Pride Worldwide Investment Limited(2)(3)	33,250,000	58.1%

Current Executive Officers and Directors:
Michael Wang	1,453,882	2.5%
Jie Yu	0	*
Steven Przybyla	416,710	*
Christopher Robert Burch	41,658	*
Brent Cox	50,782	*
John Fargis	46,599	*
All current executive officers and directors as a group (ten individuals)	37,759,631	65.9%

*	Represents beneficial ownership of less than 1%.

(1)	The percentage of ownership is based on 57,277,874 shares of Common Stock outstanding on September 15, 2025. Unless otherwise noted below, the address of the persons listed on the table is c/o Ispire Technology Inc., 19700 Magellan Dr., Los Angeles, CA 90502.

(2)	The business address of Pride Worldwide Investment Limited is 14 Jian’an Road, Tangwei Fuyong Town, Bao’an District, Shenzhen, Guangdong Province, China.

(3)	The shares beneficially owned by Tuanfang Liu, our co-chief executive officer, are held by Pride Worldwide Investment Limited. Mr. Liu is the sole stockholder and holds the voting and dispositive power over the Common Stock held by such entity. Mr. Liu disclaims beneficial interest in shares beneficially owned by his wife, Jiangyan Zhu.

(4)	The shares beneficially owned Jiangyan Zhu, our director and spouse of Tuanfang Liu, are held by Honor Epic International Limited. Ms. Zhu is the sole stockholder and holds the voting and dispositive power over the Common Stock held by such entity. Ms. Zhu disclaims beneficial interest in shares beneficially owned by her husband.

(5)	The shares beneficially owned by Michael Wang are held by Peak Group LLC. Mr. Wang has sole voting and dispositive powers over the shares of Common Stock owned by Peak Group LLC.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

The following are transactions from July 1, 2023 through June 30, 2025 between us, and enterprises that directly or indirectly through one or more intermediaries, control or are controlled by, or are under common control with, (a) us, (b) our directors; (c) individuals owning, directly or indirectly, an interest in the voting power of the Company that gives them significant influence over us, and close members of any such individual’s family; (d) key management personnel, that is, those persons having authority and responsibility for planning, directing and controlling our activities, including senior management of companies and close members of such individuals’ families; and (e) enterprises in which a substantial interest in the voting power is owned, directly or indirectly, by any person described in (c) or (d) or over which such a person is able to exercise significant influence.

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
- IKE Tech LLC, a joint venture that the Company has 40% membership interests.

Tuanfang Liu is also Aspire Global’s chief executive officer and a director of both the Company and Aspire Global, and his wife, Jiangyan Zhu, is also a director of both companies. As of June 30, 2025, Mr. Liu and Ms. Zhu beneficially own 66.5% and 5.0%, respectively, of the outstanding shares of Aspire Global. As of June 30, 2025, Mr. Liu and Ms. Zhu beneficially own 58.1% and 4.4%, respectively, of the outstanding shares of the Company.

For both years ended June 30, 2025 and 2024, the majority of the Company’s tobacco and cannabis vaping products were purchased from Shenzhen Yi Jia. As of June 30, 2025 and 2024, the accounts payable – related party was $52,420,256 and $67,046,472, respectively, which was payable to Shenzhen Yi Jia. There are no fixed payment terms regarding these balances and they are classified as current liabilities. For the years ended June 30, 2025 and 2024, the purchases from Shenzhen Yi Jia were $94,657,848 and $91,324,614, respectively.

The balances due to a related party at June 30, 2025 and 2024 represent amounts due to Shenzhen Yi Jia of $25,000,000 and $0, respectively. The balance of $25,000,000 as of June 30, 2025 was reclassified from accounts payable – related party as Shenzhen Yijia agreed not to seek repayment of this balance for twelve months starting from September 30, 2025. The balances are non-interest bearing and unsecured.

As of June 30, 2025 and 2024, the Company had total accounts receivable of $75,147 and $17,280 due from IKE. For the years ended June 30, 2025 and 2024, the Company recorded $109,349 and $0 in other income from IKE from charging administrative fees.

ITEM 14. Principal Accounting Fees and Services

The following table sets forth (i) the fees billed by our previous independent accountants, MSPC Certified Public Accountants and Advisors, A Professional Corporation (“MSPC”) for the fiscal year ended June 30, 2024, (ii) the fees billed by our previous independent accountants, Marcum LLP (“Marcum”) for the fiscal years ended June 30, 2024 and 2025, (iii) the fees billed by our previous independent accountants, CBIZ CPAs P.C. (“CBIZ”) for the fiscal year ended June 30, 2025, and (iv) the fees billed by our current independent registered public accounting firm Marcum Asia CPAs LLP (“Marcum Asia”), for the fiscal year ended June 30, 2025. MSPC resigned as our independent registered public accounting firm, effective December 11, 2023. On January 25, 2024, the Audit Committee engaged Marcum as our independent registered public accounting firm for the fiscal year ended June 30, 2024. On November 1, 2024, CBIZ purchased substantially all of the attest business assets of Marcum, the Company’s then independent registered public accounting firm. Substantially all of the partners and staff that provided attestation services with Marcum joined CBIZ. Marcum resigned as auditors of the Company effective December 16, 2024, and with the approval of the Audit Committee, on December 17, 2024, CBIZ CPAs P.C. was engaged as the Company’s independent registered public accounting firm for the fiscal year ended June 30, 2025, with immediate effect. On February 18, 2025, the Audit Committee approved the dismissal of CBIZ, the Company’s then independent registered public accounting firm, effective immediately, and approved the appointment of Marcum Asia as the Company’s independent registered public account firm for the fiscal year ended June 30, 2025, with immediate effect.

	Year Ended June 30,
	2024	2025
Audit fees for MSPC	$-	$-
Audit fees for Marcum	$851,600	$170,465
Audit fees for CBIZ	$-	$87,550
Audit fees for Marcum Asia	$-	$504,238
Audit-related fees for MSPC	$60,010	$37,250
Audit-related fees for Marcum	$-	$-
Audit-related fees for CBIZ	$-	$-
Audit-related fees for Marcum Asia	$-	$-
Tax fees	$-	$-
All other fees	$-	$-

Audit Fees

Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by our independent accountants in connection with regulatory filings. The aggregate fees of Marcum Asia for professional services rendered for the audit of our annual financial statements, review of the financial information include in our required filings with the SEC for the years ended June 30, 2025 and 2024 totaled approximately $504,238 and $0, respectively. The aggregate fees of Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information include in our required filings with the SEC for the years ended June 30 2025 and 2024 totaled approximately $170,465 and $851,600, respectively. The aggregate fees of CBIZ for professional services rendered for the audit of our annual financial statements, review of the financial information include in our required filings with the SEC for the years ended June 30, 2025 and 2024 totaled approximately $87,550 and $0, respectively. The above amounts include interim procedures and audit fees, as well as attendance at Audit Committee meetings. We did not pay any audit fees to MSPC for the fiscal years ended June 30, 2025 and 2024.

Audit-Related Fees

Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. The aggregate fees of MSPC for professional services rendered for Audit-Related fees was $37,250 and $60,010 for the year ended June 30, 2025 and 2024. We did not pay any audit-related fees to Marcum Asia, Marcum, or CBIZ for the fiscal year ended June 30, 2025 or 2024.

Tax Fees

We did not pay MSPC, Marcum, CBIZ, or Marcum Asia for tax services, planning or advice for the years ended June 30, 2025 or 2024.

All Other Fees

We did not pay MSPC, Marcum, CBIZ, or Marcum Asia for any other services for the years ended June 30, 2025 or 2024.

Procedures For Board of Directors Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditor

Our Audit Committee is ultimately responsible for reviewing and approving, in advance, any audit and any permissible non-audit engagement or relationship between us and our independent registered public accounting firm. Our engagement of MSPC, Marcum, CBIZ, and Marcum Asia to conduct all audit and permissible non-audit related activities incurred during fiscal years 2025 and 2024, respectively were approved by our Audit Committee in accordance with these procedures.

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

Exhibit Number	Description
3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 (File No. 333-269470) filed with the SEC on January 31, 2023).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K, filed with the SEC on September 27, 2024).
4.1	Description of Capital Stock (incorporated by reference to Exhibit 4.1 of the Company’s Annual Report on Form 10-K, filed with the SEC on September 27, 2024).
4.2	Representative’s Warrant (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on April 6, 2023).
4.3	Form of Warrant (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 14, 2024).
4.4	Form of Indenture (incorporated by reference to Exhibit 4.5 of the Company’s Registration Statement on Form S-3 (File No. 333-280856) filed with the SEC on July 17, 2024).
10.1	Intellectual Property Transfer Agreement dated September 30, 2022, by and among Aspire Global Inc., Shenzhen Yi Jia, Tuanfang Liu, Aspire North America LLC and Ispire Technology Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-1 (File No. 333-269470) filed with the SEC on January 31, 2023).
10.2	Intellectual Property License Agreement dated September 30, 2022, by and among Aspire Global Inc., Shenzhen Yi Jia, Tuanfang Liu, Aspire Science and Technology Limited and Ispire Technology Inc. (incorporated by reference to Exhibit 10.2 of the Company’s Registration Statement on Form S-1 (File No. 333-269470) filed with the SEC on January 31, 2023).
10.3†	Employment agreement dated January 31, 2023, by and between the Company and Tuanfang Liu (incorporated by reference to Exhibit 10.3 of the Company’s Amendment No. 1 to its Registration Statement on Form S-1 (File No. 333-269470) filed with the SEC on February 16, 2023).
10.4†	Employment agreement dated January 31, 2023, by and between the Company and Michael Wang (incorporated by reference to Exhibit 10.4 of the Company’s Amendment No. 1 to its Registration Statement on Form S-1 (File No. 333-269470) filed with the SEC on February 16, 2023).
10.6†	Employment agreement dated June 25, 2024, by and between the Company and Tirdad Rouhani (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on June 28, 2024).
10.7†	Employment agreement dated June 25, 2024, by and between the Company and Steven Przybyla (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on June 28, 2024).

10.8	Form of Subscription Agreement dated June 26, 2023, by and between the Company and the Purchasers in a Private Placement (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC on June 27, 2023).
10.9	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.13 of the Company’s Post Effective Amendment No. 1 to its Registration Statement on Form S-1 (File No. 333-276804) filed with the SEC on March 25, 2024).
10.10	Form of Placement Agency Agreement (incorporated by reference to Exhibit 1.1 of the Company’s Amendment No. 1 to its Registration Statement on Form S-1 (File No. 333-276804) filed with the SEC on March 18, 2024).
10.11†	Amended and Restated 2022 Equity Incentive Plan (incorporated by reference to Appendix A of the Company’s Definitive Schedule 14C filed with the SEC on August 29, 2024).
10.12†	Form of independent director agreement with Brent Cox (incorporated by reference to Exhibit 10.7 of the Company’s Amendment No. 2 to its Registration Statement on Form S-1 (File No. 333-269470) filed with the SEC on February 28, 2023).
10.13†	Form of independent director agreement with John Fargis (incorporated by reference to Exhibit 10.8 of the Company’s Amendment No. 2 to its Registration Statement on Form S-1 (File No. 333-269470) filed with the SEC on February 28, 2023).
10.14†	Form of independent director agreement with Chirstopher Robert Burch (incorporated by reference to Exhibit 10.12 of the Company’s Amendment No. 1 to its Registration Statement on Form S-1 (File No. 333-273904) filed with the SEC on October 11, 2023).
10.15	Distributorship Agreement dated January 1, 2021, between Aspire Science and Technology Limited and Your-Buyer International Limited (incorporated by reference to Exhibit 10.10 of the Company’s Registration Statement on Form S-1(File No. 333-269470) filed with the SEC on January 31, 2023).
10.16	Supply agreement dated January 27, 2023 by and between Aspire North America LLC and Shenzhen Yi Jia.(incorporated by reference to Exhibit 10.11 of the Company’s Registration Statement on Form S-1 (File No. 333-269470) filed with the SEC on January 31, 2023).
10.17	Supply agreement dated January 27, 2023 by and between Aspire Science and Technology Limited and Shenzhen Yi Jia (incorporated by reference to Exhibit 10.12 of the Company’s Registration Statement on Form S-1 (File No. 333-269470) filed on January 31, 2023).
10.18	Capital Contribution, Subscription, and Joint Venture Agreement by and between Aspire North America LLC, Ispire Technology Inc., Chemular Inc., Touch Point Worldwide, Inc. d/b/a Berify, and Ike Tech LLC, dated as of April 5, 2024 (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 14, 2024).
10.19^	Master Loan and Security Agreement dated February 10, 2025, by and between Ispire Technology Inc. and Avon River Ventures LLC (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 9, 2025).
10.20	Promissory Note dated February 10, 2025, by and among Ispire Technology Inc. and Avon River Ventures LLC (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 9, 2025).
10.22+	Master Consulting Agreement dated February 10, 2025, by and among Ispire Technology Inc. and Avon River Ventures LLC (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 9, 2025).
16.1	Letter from MSPC Certified Public Accountants and Advisors, P.C., dated December 13, 2023 (incorporated by reference to Exhibit 16.1 of the Company’s Current Report on Form 8-K filed with the SEC on December 15, 2023).
16.2	Letter from Marcum LLP, dated December 19, 2024 (incorporated by reference to Exhibit 16.1 of the Company’s Current Report on Form 8-K filed on December 20, 2024)
16.3	Letter from CBIZ CPAs P.C. dated February 21, 2025 (incorporated by reference to Exhibit 16.1 of the Company’s Current Report Form 8-K filed on February 18, 2025)
19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 of the Company’s Annual Report on Form 10-K, filed with the SEC on September 27, 2024).
21.1*	Subsidiaries of the Company.
23.1*	Consent of Marcum Asia CPAs LLP.
23.2*	Consent of Marcum LLP
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Sarbanes-Oxley Act.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
97.1	Policy Relating to Recovery of Erroneously Awarded Compensation (incorporated by reference to Exhibit 97.1 of the Company’s Annual Report on Form 10-K, filed with the SEC on September 27, 2024).
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File

*	Filed herewith.
**	Furnished and not filed herewith.
†	Indicates a management contract or compensatory plan, contract or arrangement.
^	Certain annexes, schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted attachment to the SEC on a confidential basis upon request.
+	Certain portions of this exhibit (indicated by “[*]”) have been omitted pursuant to Item 601(a)(6) of Regulation S-K.

ITEM 16. Form 10-K Summary

Not applicable

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 15th day of September, 2025.

ISPIRE TECHNOLOGY INC.

By:	/s/ Michael Wang
Michael Wang
Co-Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Jie Yu
Jie Yu
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed by the following persons in the capacities and on the date indicated:

Signature	Title	Date

/s/ Tuanfang Liu	Co-Chief Executive Officer and Chairman	September 15, 2025
Tuanfang Liu	(principal executive officer)

/s/ Michael Wang	Co-Chief Executive Officer	September 15, 2025
Michael Wang	(principal executive officer)

/s/ Jie Yu	Chief Financial Officer	September 15, 2025
Jie Yu	(principal financial and accounting officer)
/s/ Jiangyan Zhu	Director	September 15, 2025
Jiangyan Zhu

/s/ Christopher Robert Burch	Director	September 15, 2025
Christopher Robert Burch

/s/ Brent Cox	Director	September 15, 2025
Brent Cox

/s/ John Fargis	Director	September 15, 2025
John Fargis

ISPIRE TECHNOLOGY INC.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

Ispire Technology Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Ispire Technology Inc. (the “Company”) as of June 30, 2025, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for the year ended June 30, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2025, and the results of its operations and its cash flows for the year ended June 30, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Marcum Asia CPAs LLP

Marcum Asia CPAs LLP

We have served as the Company’s auditor since 2025.

New York, New York

September 15, 2025

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

/s/ Marcum llp

Marcum llp

We served as the Company’s auditor from 2024 to 2025.

New York, NY

September 26, 2024

ISPIRE TECHNOLOGY INC.

CONSOLIDATED BALANCE SHEETS

(In $USD, except share and per share data)

	June 30,
	2025	2024
Assets
Current assets:
Cash	$24,351,765	$35,071,294
Accounts receivable, net	39,664,145	59,734,765
Inventories, net	6,647,970	6,365,394
Prepaid expenses and other current assets	2,244,505	1,400,152
Total current assets	72,908,385	102,571,605
Other assets:
Accounts receivable – non current	7,367,158	-
Property, plant and equipment, net	2,952,800	2,582,457
Intangible assets, net	2,232,620	1,375,666
Right-of-use assets – operating leases	5,030,005	3,579,140
Other investment	2,000,000	2,000,000
Equity method investment	9,515,546	10,248,048
Other non-current assets	210,617	284,050
Total other assets	29,308,746	20,069,361
Total assets	$102,217,131	$122,640,966
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$4,172,476	$3,779,723
Accounts payable – related party	52,420,256	67,046,472
Contract liabilities	4,861,250	2,218,166
Accrued liabilities and other payables	8,099,991	11,738,339
Borrowing – current portion	1,146,766	-
Operating lease liabilities – current portion	1,838,815	1,207,832
Total current liabilities	72,539,554	85,990,532

Other liabilities:
Amount due to a related party	25,000,000	-
Borrowing – net of current portion	805,361	-
Operating lease liabilities – net of current portion	3,267,522	2,194,094
Total liabilities	101,612,437	88,184,626

Commitments and contingencies

Stockholders’ equity:
Common stock, par value $0.0001 per share; 140,000,000 shares authorized; 57,193,734 and 56,470,636 shares issued and outstanding as of June 30, 2025 and June 30, 2024	5,719	5,647
Treasury stock, at cost	(60,488)	-
Additional paid-in capital	48,833,601	43,217,391
Accumulated deficit	(48,065,267)	(8,825,041)
Accumulated other comprehensive (loss)/income	(108,871)	58,343
Total stockholders’ equity	604,694	34,456,340
Total liabilities and stockholders’ equity	$102,217,131	$122,640,966

See notes to consolidated financial statements.

ISPIRE TECHNOLOGY INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS

(In $USD, except share and per share data)

	Years ended June 30,
	2025	2024

Revenue	$127,494,304	$151,908,691
Cost of revenue	104,844,633	122,126,245
Gross profit	22,649,671	29,782,446
Operating expenses:
Sales and marketing expenses	8,439,384	6,608,724
Credit loss expenses	22,034,812	6,015,752
General and administrative expenses	30,025,334	31,052,109
Total operating expenses	60,499,530	43,676,585
Loss from operations	(37,849,859)	(13,894,139)
Other income (expense):
Interest income, net	86,996	365,251
Exchange loss, net	(86,570)	(70,293)
Other (expense) income, net	(187,089)	113,405
Total other (expense) income, net	(186,663)	408,363
Loss before income taxes	(38,036,522)	(13,485,776)
Income taxes – current	(1,203,704)	(1,282,046)
Net loss	$(39,240,226)	$(14,767,822)
Other comprehensive (loss) income
Foreign currency translation adjustments	(167,214)	222,111
Comprehensive loss	(39,407,440)	(14,545,711)
Net loss per share
Basic and diluted	$(0.69)	$(0.27)
Weighted average shares outstanding:
Basic and diluted	56,853,552	54,812,900

See notes to consolidated financial statements.

ISPIRE TECHNOLOGY INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In $USD, except share and per share data)

	Common Stock				Retained	Accumulated	Total
	Number of		Treasury	Additional	Earnings (Accumulated	Other Comprehensive	Stockholders’
	Shares	Amount	Stock	Capital	Deficit)	(Loss)/Income	Equity

Balance, July 1, 2023	54,222,420	$5,422	$-	$25,685,475	$5,942,781	$(163,768)	$31,469,910

Net loss	-	-	-	-	(14,767,822)	-	(14,767,822)

Issuance of common stock for a secondary offering, net of insurance cost	2,050,000	205	-	10,785,701	-	-	10,785,906

Issuance of common stock for equity incentives	198,216	20	-	1,183,976	-	-	1,183,996

Stock based compensation expenses	-	-	-	5,196,286	-	-	5,196,286

Issuance of warrants	-	-	-	365,953	-	-	365,953

Foreign currency translation adjustment	-	-	-	-	-	222,111	222,111

Balance, June 30, 2024	56,470,636	$5,647	$-	$43,217,391	$(8,825,041)	$58,343	$34,456,340

Net loss	-	-	-	-	(39,240,226)	-	(39,240,226)

Issuance of common stock for equity incentives	723,098	72	-	1,251,256	-	-	1,251,328

Stock based compensation expenses	-	-	-	4,364,954	-	-	4,364,954

Common stock repurchase	-	-	(60,488)	-	-	-	(60,488)

Foreign currency translation adjustment	-	-	-	-	-	(167,214)	(167,214)

Balance, June 30, 2025	57,193,734	$5,719	$(60,488)	$48,833,601	$(48,065,267)	$(108,871)	$604,694

See notes to consolidated financial statements.

ISPIRE TECHNOLOGY INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In $USD, except share and per share data)

	Years ended June 30,
	2025	2024

Net loss	$(39,240,226)	$(14,767,822)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	812,483	505,653
Credit loss expenses	22,034,812	6,015,752
Right-of-use assets amortization	1,460,104	1,211,899
Stock-based compensation expenses	5,616,282	6,380,282
Inventory impairment	754,976	205,594
Loss from equity method investment	732,502	117,905
Right-of-use assets impairment	151,516	-
Debt issuance cost amortization	38,478	-
Changes in operating assets and liabilities:
Accounts receivable	(9,331,350)	(41,299,642)
Inventories	(1,037,552)	901,120
Prepaid expenses and other current assets	(547,085)	1,937,029
Accounts payable and accounts payable – related party	10,766,537	17,891,667
Contract liabilities	2,643,084	1,248,687
Accrued liabilities and other payables	(555,383)	2,456,979
Operating lease liabilities	(1,358,074)	(1,043,556)
Prepaid income tax/income tax payable	(315,189)	(63,853)
Net cash used in operating activities	(7,374,085)	(18,302,306)

Cash flows from investing activities:
Purchase of property, plant and equipment	(1,100,704)	(1,969,961)
Acquisition of intangible assets	(939,075)	(1,173,302)
Maturity of short term investment	-	9,133,707
Acquisition of other investment	-	(2,000,000)
Acquisition of equity method investment	-	(1,000,000)
Repayment of acquisition payable	(3,158,826)	-
Net cash (used in) provided by investing activities	(5,198,605)	2,990,444

Cash flows from financing activities:
Common stock repurchased	(60,488)	-
Proceeds from equity offerings	-	12,300,000
Issuance costs of equity offerings	-	(1,514,094)
Proceeds from borrowing	2,080,863	-
Repayment of borrowing	(167,214)	-
Repayments of advances from a related party	-	(703,323)
Net cash provided by financing activities	1,853,161	10,082,583

Net decrease in cash	(10,719,529)	(5,229,279)
Cash – beginning of year	35,071,294	40,300,573
Cash – end of year	$24,351,765	$35,071,294
Supplemental non-cash investing and financing activities
Leased assets obtained in exchange for operating lease liabilities	$3,062,902	$537,307
Reclassification of accounts receivable to accounts receivable – non current	$7,367,158	$-
Reclassification of accounts payable – related party to amount due to a related party	$25,000,000	$-
Unpaid equity method investment in accrued liabilities and other payables	$-	$9,000,000
Warrants issued in connection with equity method investment	$-	$365,953
Unpaid intangible assets in accrued liabilities and other payables	$-	$232,382
Supplemental disclosures
Cash paid for income taxes	$1,531,924	$1,355,110
Cash paid for interest	$150,285	$15,229

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

Aspire Global and the Company are related parties since the same individual is the chief executive officer of both companies. As of June 30, 2025, the chief executive officer and his wife, being directors of both companies, owned 66.5% and 5.0% of the equity of Aspire Global, respectively. As of June 30, 2025, they owned 58.1% and 4.4% of the equity of the Company, respectively. On July 29, 2022, Aspire Global transferred 100% of the equity interest in Aspire North America to the Company. On the same day, Aspire Holdings transferred 100% of the equity of Aspire Science to Ispire International. At the time of transfer of the equity in Aspire North America and Aspire Science, the Company had the same stockholders as Aspire Global, and the Company’s stockholders held the same percentage interest in the Company as they had in Aspire Global. Because the transfer of the equity in Aspire North America and Aspire Science is a transfer between related parties, the historical financial information of the subsidiaries is carried forward as the historical financial information of the Company and the 50,000,000 shares that were issued at or about the time of the Company’s organization are treated as being outstanding on July 1, 2020.

In September 2023, the Company established a wholly-owned subsidiary, Ispire Malaysia Sdn Bhd (“Ispire Malaysia”) under the laws of the Federation of Malaysia, in order to establish manufacturing operations in Southeast Asia. Ispire Malaysia was formed by Tuanfang Liu, the Company’s Chairman and Co-Chief Executive Officer on August 2, 2023, and assigned to the Company on September 22, 2023, at a consideration of 100 Malaysian ringgits, equivalent to USD 21.

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

The following table sets forth information concerning the Company and its subsidiaries as of June 30, 2025:

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”).

Credit loss expenses for June 30, 2024 have been broken out from general and administrative expenses in order to conform to the June 30, 2025 presentation.

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

Cash

Cash includes currency on hand, deposits held by banks and other financial institutions that can be added or withdrawn without limitation and highly liquid investments with maturities of three months or less when purchased.

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

Accounts receivable, net

Accounts receivable are recognized and carried at the historical carrying amount net of allowance for expected credit loss.

The Company have different payment terms for different businesses. For tobacco vaping business, the Company requires a deposit of 30% of sales amount upon placing order, and the payment of remaining 70% to be made before shipment. For cannabis vaping business, tailored payment term are designed for each customer, based on business relationship, order size and other considerations.

Allowance for credit losses

The Company adopted Accounting Standards Update 2016-13 “Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments” on July 1, 2023, under the modified retrospective method of adoption. The Company uses roll rate method or evaluates the aggregation of risk characteristics of a receivable pool to develop credit losses estimate. In establishing the required allowance for doubtful accounts, management considers historical collection experience, aging of the receivables, economic environment, and the credit history and financial conditions of the customers. Management reviews its receivables on a regular basis to determine if the allowance is adequate and adjusts the allowance when necessary. Delinquent account balances are written off against allowance for doubtful accounts after management has determined that the likelihood of collection is not probable.

Inventories, net

Inventories mainly consist of finished goods purchased from suppliers. Inventories are stated at the lower of cost or net realizable value. The cost of an inventory item is determined using the weighted average method.

When management determines that certain inventories may not be saleable, or there is an indicator that certain inventory costs may exceed expected market value, the Company will record the difference between the cost and the net realizable value as a write down of inventories. The net realizable value is determined based on the estimated selling price, in the ordinary course of business, less estimated costs necessary to make the sale. The Company records an allowance for slow moving and potentially obsolete inventory based upon recent sales history, the quantity of inventory on-hand, and an estimate of expected sellable life of the inventory. The Company periodically reviews inventory to identify slow moving inventories and compares the forecast sales with the quantities and expected sellable life of inventory. Any inventories identified during this process are reserved for at rates based upon management’s judgment and historical rates. The quantity thresholds and reserve rates are based on management’s judgment and knowledge of current and projected demand. The reserve estimates may, therefore, be revised if there are changes in the overall market for the Company’s products or market changes that in management’s judgment, impact its ability to sell potentially obsolete inventory. As of June 30, 2025 and 2024, the Company recorded inventory reserves of $960,570 and $205,594, respectively.

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

As further discussed in Note 8, the Company invested in an entity with two unrelated parties, whereby a new legal entity was formed for the purpose of licensing, owning, operating and developing an industry-standard age-verification solution for vapor (e-cigarette) devices in the U.S. market.

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

Intangible assets, net

Intangible assets refer to capitalized external costs, such as filing fees and associated attorney fees, incurred to obtain issued patents and patent license rights. The Company expenses costs associated with maintaining patents subsequent to their issuance in the period incurred. Capitalized patent costs are amortized on a straight-line basis over estimated useful lives of 15 – 20 years, which are based on the length of the license agreements as the Company expects to receive economic benefits over that time. The Company assesses the potential impairment to capitalized patent costs when events or changes in circumstances indicate that the carrying amount of our patent portfolio may not be recoverable. $939,075 and $1,405,684 of patent fees were capitalized during the years ended June 30, 2025 and 2024. The amortization of the intangible assets was $82,121 and $30,018 for the years ended June 30, 2025 and 2024 respectively. The amortization expenses were included in the general and administrative expenses.

Accounts payable

Accounts payable represents payables to suppliers and other non-trade vendors. The Company’s major supplier is a related party to the Company. See Note 12.

Contract liabilities

Contract liabilities represent advanced deposits received from customers after an order has been placed but before a product has been shipped. The Company’s policy is to require a minimum customer deposit in the range of 10% to 30% of the purchase price upon placement of a sales order. Contract liabilities are realized as revenue when the conditions to revenue recognition are met, primarily when control of goods has transferred to customers.

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

Impairment of long-lived assets

In accordance with ASC Topic 360-10, Impairment and Disposal of Long-Lived Assets, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. For the years ended June 30, 2025 and 2024, the impairment of long-lived assets were $151,516 and $0, respectively.

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

Revenue is recognized at the transaction price based on the purchase order as adjusted for the anticipated rebates, discounts and other sales incentives. When determining the transaction price, management estimates variable consideration applying the portfolio approach practical expedient under ASC 606. The main sources of variable consideration for the Company are sales returns. These sales incentives are recorded as a reduction of revenue at the time of the initial sale using the most-likely amount estimation method. The most-likely amount method is based on the single most likely outcome from a range of possible consideration outcomes.

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

Disaggregated Revenue

The Company has taken into consideration the nature, amount, timing, and uncertainty of revenue and cash flows, and has determined to disaggregate its net sales by region. The net sales disaggregated by region for the years ended June 30, 2025 and 2024, were as follows:

	For the year ended June 30,
	2025	2024
Europe	$74,107,249	$65,260,478
North America (the U.S. and Canada)	32,567,795	63,079,961
Asia Pacific (excluding PRC)	12,274,022	17,588,597
Others	8,545,238	5,979,655
Total	127,494,304	151,908,691

Cost of revenue

Cost of revenue for the years ended June 30, 2025 and 2024 consisted primarily of the cost of purchasing vaping products, freight-in cost and inventory impairment, which were mostly purchased from a related party. See Note 12.

Research and development expenses

Research and development expenses represent staff costs for development personnels, and expenses incurred for the testing of new products. For the years ended June 30, 2025 and 2024, the research and development expenses were $363,301 and $779,174, respectively. They are included in the general and administrative expenses.

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

Stock-based compensation expense is recorded in the sales and marketing expense and general and administrative expense in the consolidated statements of operations. The Company recognizes forfeitures of stock-based payment awards upon occurrence.

Interest income

For the years ended June 30, 2025 and 2024, interest income related to interest on bank deposits.

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

The provisions of ASC 740-10 prescribe a more-likely-than-not threshold for consolidated financial statement recognition and measurement of a tax position taken (or expected to be taken) in a tax return. This interpretation also provides guidance on the recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and related disclosures. The Company classifies the interest and penalties, if any, as a component of income tax expense. For the years ended June 30, 2025 and 2024, the Company did not incur any interest or penalties related to an uncertain tax position. The Company does not believe that there were any uncertain tax positions as of June 30, 2025 and 2024.

Earnings per share

The Company computes earnings per share (“EPS”) in accordance with ASC 260, Earnings per Share. ASC 260 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as net loss divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (for example, convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potentially dilutive shares could dilute basic EPS in the future that were not included in the computation of diluted EPS because to do so would have been antidilutive for the years ended June 30, 2025 and 2024. Potentially dilutive shares were as follows:

	As of June 30,	As of June 30,
Dilutive securities:	2025	2024
Share options	1,438,125	3,255,000
Unvested restricted stock units	404,970	483,606
Warrants	173,211	173,211
Total	2,016,306	3,911,817

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

Segment reporting

Based on the criteria established by ASC 280, and ASU 2023-07 that Company adopted during the year ended June 30, 2025, the Company’s chief operating decision maker (“CODM”) has been identified as its Chief Executive Officer, who reviews the consolidated results when making decisions about allocating resources and assessing performance of the Company as a whole and hence, the Company has only one reportable segment. The Company does not distinguish between markets or segments for the purpose of internal reporting. Therefore, no geographical segments are presented. For the years ended June 30, 2025 and 2024, the reportable segment revenue, segment profit or loss and significant segment expenses are the same as consolidated comprehensive loss statement.

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the CODM, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s CODM is Mr. Tuanfang Liu, the Co-Chief Executive Officer and Chairman, and Mr. Michael Wang, the Co-Chief Executive Officer.

The Company’s organizational structure is based on a number of factors that the CODM uses to evaluate, view and run its business operations which include, but not limited to, customer base, homogeneity of products and technology. The Company’s operating segment is based on such organizational structure and information reviewed by the Company’s CODM to evaluate the operating segment results. The Company has internal reporting of revenue, cost and expenses by nature as a whole. Hence, the Company has only one operating segment.

The accounting policies of the single segment are the same as described in the significant accounting policies. The CODM assesses performance for the single segment and decides how to allocate resources based on net loss that also is reported on the consolidated statements of comprehensive loss as consolidated net loss. The measure of the single segment assets is reported on the consolidated balance sheets as total consolidated assets.

The CODM reviews revenues and expenses at the consolidated level as disclosed in the Company’s consolidated statements of comprehensive loss and uses net loss to evaluate return on assets and to monitor budget versus actual results and in competitive analysis by benchmarking to the Company’s competitors. The competitive analysis and the monitoring of budgeted versus actual results are used in assessing the segment’s performance and in establishing management’s compensation.

Related parties

Parties are considered to be related to the Company if the parties, directly or indirectly, through one or more intermediaries, control, are controlled by, or are under common control with the Company. Related parties also include principal owners of the Company, its management, immediate family members of principal owners of the Company and other parties with which the Company may deal with if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. The Company discloses all significant related party transactions in Note 12.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement: Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40), to improve the disclosures about an entity’s expenses. In January 2025, the FASB issued ASU 2025-01 to clarify that all public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. Upon adoption, the Company will be required to disclose in the notes to the financial statements a disaggregation of certain expense categories included within the expense captions on the face of the income statement. The standard can be applied either prospectively or retrospectively. The Company is currently assessing adoption timing and the effect that the updated standard will have on our financial statement disclosures.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326), to address challenges encountered when applying the guidance in Topic 326, Financial Instruments—Credit Losses. The amendment provides (1) all entities with a practical expedient and (2) entities other than public business entities with an accounting policy election when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under ASC 606. The standard is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, with early adoption permitted. The standard can be applied prospectively. The Company is currently assessing adoption timing and the effect that the updated standard will have on our financial statement disclosures.

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

Customer and Supplier Concentration

(a) Customers

For the years ended June 30, 2025 and 2024, the Company’s major customers, who accounted for more than 10% of the Company’s consolidated revenue, were as follows:

	Year Ended June 30,
	2025	2024
Major Customers
A	26%	30%

(b) Suppliers

For the years ended June 30, 2025 and 2024, the Company’s suppliers, who accounted for more than 10% of the Company’s total purchases, were as follows:

	Year Ended June 30,
	2025	2024
Major Suppliers
B(1)	91%	78%

(1)	Major supplier B is Shenzhen Yi Jia, a Chinese company that is 95% owned by the Company’s co-chief executive officer and principal stockholder. See Note 12.

Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and accounts receivable. The Company maintains its cash in financial institutions. Accounts at United States financial institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. Accounts at Malaysian financial institutions are insured by the Perbadanan Insurans Deposit Malaysia (“PIDM”) up to RM 250,000. The Hong Kong Deposit Protection Board pays compensation up to a limit of Hong Kong Dollar (“HKD”) 800,000. The Company may carry cash balances at financial institutions in excess of the insured limits. The amount in excess of the deposit insurance as of June 30, 2025 and 2024 was $23,939,618 and $34,698,647. The Company has not experienced losses on these accounts and management believes, based upon the quality of the financial institutions, that the credit risk with regard to these deposits is not significant.

As of June 30, 2025 and 2024, the Company’s customers, whose accounts receivable balances accounted for more than 10% of the Company’s total accounts receivable, net, were as follows:

	As of June 30,	As of June 30,
Customers	2025	2024
C	16%	16%
D	17%	*

*	Represents the percentage was below 10%.

NOTE 3. CASH

Below is a breakdown of the Company’s cash balances in banks as of June 30, 2025 and 2024, both by geography and by currencies (translated into U.S. dollars):

	As of June 30,	As of June 30,
By Geography:	2025	2024
Cash in HK	$23,336,668	$32,667,486
Cash in U.S.	824,852	2,240,874
Cash in Malaysia	190,245	162,934
Total	$24,351,765	$35,071,294

By Currency:
USD	$14,675,591	$25,399,331
RM	101,743	88,598
HKD	139,691	121,628
EUR	11,097	13,056
GBP	24,091	22,233
RMB	9,399,552	9,426,448
Total	$24,351,765	$35,071,294

“HKD” refers to Hong Kong dollars, “GBP” refers to British pounds, “EUR” refers to Euros, “RM” refers to Malaysia ringgit, and “RMB” refers to Renminbi.

NOTE 4. ACCOUNTS RECEIVABLE, NET

As of June 30, 2025 and 2024, accounts receivable consisted of the following:

	As of June 30,	As of June 30,
	2025	2024
Accounts receivable – gross	$65,002,773	$65,620,003
Allowance for credit losses	(17,971,470)	(5,885,238)
Accounts receivable, net	$47,031,303	$59,734,765

Accounts receivable, net – current portion	39,664,145	59,734,765
Accounts receivable, net – non current portion	7,367,158	-
Accounts receivable, net	$47,031,303	$59,734,765

The Company recorded $22,034,812 and $6,015,752 credit loss expenses for the years ended June 30, 2025 and 2024, respectively. The rise in credit loss expenses was due to higher aged receivables and an increase in estimated lifetime expected losses under the Company’s model, and a higher volume of past-due customer balances. For the years ended June 30, 2025 and 2024, the Company wrote off accounts receivable against allowance for credit losses of $9,948,580 and $1,629,320, respectively. As of June 30, 2025, there were $7,367,158 accounts receivable reclassified to accounts receivable – non current due to payment term extension arrangements with customers.

Activity in the allowance for credit losses is below:

	For the year ended June 30,
	2025	2024
Balance at July 1	$5,885,238	$1,498,806
Provision for expected losses	22,034,812	6,015,752
Write-offs charged against the allowance	(9,948,580)	(1,629,320)
Balance at June 30	17,971,470	5,885,238

NOTE 5. PREPAID EXPENSES AND OTHER CURRENT ASSETS

As of June 30, 2025 and 2024, prepaid expenses and other current assets consisted of the following:

	As of June 30,	As of June 30,
	2025	2024
Prepayment for inventory purchases	$1,133,083	$206,480
Prepayments	270,545	696,960
Other receivable	517,080	488,104
Prepaid provisional tax	323,797	8,608
Total	$2,244,505	$1,400,152

NOTE 6. PROPERTY, PLANT AND EQUIPMENT, NET

As of June 30, 2025 and 2024, property, plant and equipment consisted of the following:

	As of June 30,	As of June 30,
	2025	2024
Leasehold improvements	$817,327	$817,329
Office and other equipment	1,648,733	1,466,840
Furniture and fixtures	877,685	817,308
Construction-in-progress	894,919	36,483
	4,238,664	3,137,960
Less: accumulated depreciation	(1,285,864)	(555,503)
Total	$2,952,800	$2,582,457

For the years ended June 30, 2025 and 2024, depreciation expense amounted to $730,362 and $479,066, respectively.

Construction-in-progress refers to the office and production plant that are under construction in Malaysia, which are expected to be put into use in year 2026.

NOTE 7. OTHER INVESTMENT

On February 20, 2024, the Company acquired shares of preferred equity investment in Touch Point Worldwide, Inc. d/b/a/ Berify, a Delaware corporation (“Berify”). The Company purchased 908,464 shares of Berify Series Seed Preferred equity for $1 million, yielding a 2.3% ownership in Berify. On April 5, 2024, the Company invested an additional of $1 million into Berify’s preferred equity for 908,464 shares, giving the Company a total of 1,816,928 shares equal to a 4.5% interest in Berify. As of June 30, 2025, the investment in Berify amounted to $2,000,000.

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

NOTE 8. EQUITY METHOD INVESTMENT

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

As of June 30, 2025 and 2024, the investment in joint venture accounted for under the equity method amounted to $9,515,546 and $10,248,048. As of June 30, 2025, the Company noticed no indicator of impairment regarding the investment.

For the years ended June 30, 2025 and 2024, the Company’s share of the joint venture’s net loss was $732,502 and $117,905. The loss was included in “other (expense) income, net” in the consolidated statements of operations and comprehensive loss.

The tables below present the summarized financial information, as provided to the Company by the investee, for the unconsolidated company:

	As of June 30,	As of June 30,
	2025	2024
Current assets	$20,583,827	$24,249,101
Noncurrent assets	2,568,283	576,789
Current liabilities	278,128	120,654
Equity	22,873,982	24,705,236

	For the year ended June 30,
	2025	2024
Net revenue	$-	$-
Gross profit (loss)	-	-
Loss from operations	1,831,254	294,763
Net loss	1,831,254	294,763

NOTE 9. CONTRACT LIABILITIES

As of June 30, 2025 and 2024, the Company had total contract liabilities of $4,861,250 and $2,218,166, respectively. These liabilities are advance deposits received from customers after an order has been placed. The increase in the balance at June 30, 2025 was due to more orders on hand on that date. The amount of revenue recognized in the year ended June 30, 2025, that was included in the opening contract liability balance was $1,957,808.

Changes in the contract liabilities is below:

Year ended June 30, 2025
Balance at July 1, 2024	$2,218,166
Contract liabilities recognized related to advanced deposits	41,129,592
Revenue recognized in current period	(38,486,508)
Balance at June 30, 2025	$4,861,250

NOTE 10. LEASES

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

The balances for the right-of-use assets and lease liabilities where the Company is the lessee are presented as follow:

	As of	As of
	June 30, 2025	June 30, 2024
Operating lease right-of-use assets	$5,181,521	$3,579,140
Impairment	(151,516)	-
Total	$5,030,005	$3,579,140

Operating lease liabilities – current	$1,838,815	$1,207,832
Operating lease liabilities – non-current	3,267,522	2,194,094
Total	$5,106,337	$3,401,926

As of June 30, 2025, the maturities of our lease liabilities (excluding short-term leases) are as follows:

As of June 30, 2025
July 1, 2025 to June 30, 2026	$2,110,799
July 1, 2026 to June 30, 2027	1,583,109
July 1, 2027 to June 30, 2028	777,402
July 1, 2028 to June 30, 2029	696,727
July 1, 2029 to June 30, 2030	464,484
Total future lease payments	5,632,521
Less: imputed interest	(526,184)
Total lease liabilities	$5,106,337

The Company incurred lease costs, which include the payment of short-term leases, of $1,757,022 and $1,522,974 on the Company’s consolidated statements of operations and comprehensive loss for the years ended June 30, 2025 and 2024, respectively.

The Company made payments of $1,654,992 and $1,342,709 under the lease agreements during the years ended June 30, 2025 and 2024, respectively.

The weighted-average remaining lease term related to the Company’s lease liabilities as of June 30, 2025 and 2024 was 3.4 years and 2.7 years, respectively.

The discount rate related to the Company’s lease liabilities as of June 30, 2025 and 2024 was 6.4% and 7.9%. The discount rates are generally based on estimates of the Company’s incremental borrowing rate, as the discount rates implicit in the Company’s leases cannot be readily determined.

NOTE 11. ACCRUED LIABILITIES AND OTHER PAYABLES

As of June 30, 2025 and 2024, accrued liabilities and other payables consisted of the following:

	As of June 30,	As of June 30,
	2025	2024
Joint venture investment payable	$5,841,174	$9,000,000
Other payables	502,669	575,115
Accrued salaries and related benefits	372,294	432,863
Accrued expenses	1,180,982	1,012,353
Reserve for product returns	201,922	717,058
Other tax payable	950	950
Total	$8,099,991	$11,738,339

Joint venture investment payable refers to payable to IKE, which is a related party, please see Note 8 and Note 12 for details.

NOTE 12. RELATED PARTY TRANSACTIONS

a)	The table below sets forth the major related parties and their relationships with the Company:

Name of related parties and Relationship with the Company
- Tuanfang Liu is the Co-Chief Executive Officer and Chairman of the Company.
- Jiangyan Zhu is the wife of Tuanfang Liu and a director of the Company.
- Eigate (Hong Kong) Technology Co., Limited (“Eigate”) is a wholly-owned and controlled by the Company’s Chairman.
- Aspire Global is a company controlled by the Chairman of the Company.
- Aspire International Hong Kong Limited is a wholly-owned subsidiary of Aspire Global.
- Shenzhen Yi Jia, a Chinese company that is 95% owned by the Company’s Chairman and 5% by the Chairman’s cousin.
- IKE Tech LLC, a joint venture that the Company has 40% membership interests.

b)	Tuanfang Liu is also Aspire Global’s chief executive officer and a director of both the Company and Aspire Global, and his wife, Jiangyan Zhu, is also a director of both companies. As of June 30, 2025, Mr. Liu and Ms. Zhu beneficially own 66.5% and 5.0%, respectively, of the outstanding shares of Aspire Global. As of June 30, 2025, Mr. Liu and Ms. Zhu beneficially own 58.1% and 4.4%, respectively, of the outstanding shares of the Company.

c)	For both years ended June 30, 2025 and 2024, the majority of the Company’s tobacco and cannabis vaping products were purchased from Shenzhen Yi Jia. As of June 30, 2025 and 2024, the accounts payable – related party was $52,420,256 and $67,046,472, respectively, which was payable to Shenzhen Yi Jia. There are no fixed payment terms regarding these balances and they are classified as current liabilities. For the years ended June 30, 2025 and 2024, the purchases from Shenzhen Yi Jia were $94,657,848 and $91,324,614, respectively.

d)	The balances due to a related party at June 30, 2025 and 2024 represent amounts due to Shenzhen Yi Jia of $25,000,000 and $0, respectively. The balance of $25,000,000 as of June 30, 2025 was reclassified from accounts payable – related party as Shenzhen Yijia agreed not to seek repayment of this balance for twelve months starting from September 30, 2025. The balances are non-interest bearing and unsecured.

e)	As of June 30, 2025 and 2024, the Company had total accounts receivable of $75,147 and $17,280 due from IKE. For the years ended June 30, 2025 and 2024, the Company recorded $109,349 and $0 in other income from IKE from charging administrative fees.

NOTE 13. INCOME TAXES

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

Malaysia

Ispire Malaysia Sdn Bhd are subject to the standard corporate tax rate of 24% if in a taxable position. However, resident companies that qualify as small and medium-sized enterprises may benefit from a reduced tax rate of 15% on the first RM 150,000 of chargeable income and 17% on the next RM 450,000.

For the years ended June 30, 2025 and 2024 income (loss) before income taxes by major taxing jurisdiction consists of:

	Years ended June 30,
	2025	2024
HK	$7,447,310	$8,150,770
U.S.	(44,039,142)	(20,623,262)
Malaysia	(1,444,690)	(1,013,284)
Total	$(38,036,522)	$(13,485,776)

The provision for income taxes consisted of the following:

	Years ended June 30,
	2025	2024
Current provision:
United States – Federal	$-	-
United States - State	-	-
Foreign	1,203,704	1,282,046
Total current provision	1,203,704	1,282,046

Deferred provision:
United States – Federal	-	-
United States - State	-	-
Foreign	-	-
Total deferred provision:	-	-

Total provision for income tax	$1,203,704	$1,282,046

The reconciliation of the actual income taxes to the amount of tax computed by applying the aforementioned statutory tax rate to pre-tax income is as follows:

	Years ended June 30,
	2025	2024
Federal statutory income tax rate	$(7,987,670)	$(2,832,013)
State income taxes, net of federal benefit	(3,054,267)	(2,922,897)
Global Intangible Low-Taxes Income	1,007,772	-
Permanent Differences	56,843	77,429
Foreign Rate Differential	(373,481)	(460,014)
Effect of entity tax reclassification	4,832,943	-
Other	(16,880)	69,469
Hong Kong Preferential Rate	(11,908)	-
Change in valuation allowance	6,750,352	7,350,072
Income tax expense	$1,203,704	$1,282,046

The Company’s effective tax rate for the years ended June 30, 2025 and 2024, was different from the United States statutory income tax rate due primarily to the U.S. and Malaysia subsidiaries being in a loss position and the Hong Kong subsidiary being in an income position. No tax benefit has been recognized for these current losses and the related carryforward losses of these subsidiaries, as a full valuation allowance has been established against the deferred tax asset arising from these losses.

As of June 30, 2025, the Company had unrecognized deferred tax assets totaling $20,210,191. Of this amount, $10,839,605 relates to federal, state, and foreign net operating loss carryforwards, which may provide future income tax benefits. These deferred tax assets are attributable to gross net operating loss carryforwards of $34,335,732 for federal, $45,842,049 for state and $1,754,463 for foreign jurisdictions.  In accordance with the Tax Cuts and Jobs Act enacted in December 2017, federal NOL carryforwards arising from tax years beginning after January 1, 2018 can be carried forward indefinitely, subject to a taxable income limitation. State net operating loss carryforwards will begin to expire in 2043, and foreign net operating loss carryforwards will begin to expire in 2034.

The amount of the valuation allowance as of June 30, 2025 was $18,617,103, resulting from an addition of $6,766,587 to the valuation allowance. Valuation allowances provided against the deferred tax assets are related to all net operating loss carryforwards, as the Company’s management does not believe that sufficient positive evidence exists to conclude that the benefits of such deferred tax assets are more likely than not to be realized in full.

Deferred tax assets and liabilities represent the future effects on income taxes that result from temporary differences and carryforwards that exist at the balance sheet date, and are measured using enacted rates and provisions of the tax law. Deferred tax assets are recognized for deductible temporary differences as well as tax attributes.

The Company generated Global Intangible Low-Taxes Income during the year. However, no corresponding U.S. federal income tax expense was recognized due to the utilization of net operating loss carryforwards. The Company will continue to monitor the impact of Global Intangible Low-Taxes Income on its future tax positions.

Significant components of the Company’s deferred tax liabilities and assets as of June 30, 2025 and 2024 are as follows:

	Years ended June 30,
	2025	2024
Deferred tax assets:
Net operating loss carryforward	$10,839,605	$7,006,420
Foreign payables	-	1,310,900
Accounts receivable impairment	5,456,177	1,541,584
Share based compensation	1,868,307	1,529,346
Lease liabilities	1,270,401	939,195
Others	775,701	702,425
Total deferred tax assets	20,210,191	13,029,870
Less: Valuation allowance	(18,617,103)	(11,850,516)
Net deferred assets	1,593,088	1,179,354

Deferred tax liabilities:
Property, plant and equipment	(353,363)	(347,779)
Intangible Assets	(8,405)	-
Right of use assets	(1,231,320)	(831,575)
Net deferred tax liabilities	(1,593,088)	(1,179,354)

Net deferred tax asset	$-	$-

Movement of valuation allowance:

	Years ended June 30,
	2025	2024
At the beginning of the year	$11,850,516	$4,500,444
Current year addition	6,766,587	7,350,072
At the end of the year	$18,617,103	$11,850,516

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

NOTE 14. WARRANTS

The following table summarizes information with respect to outstanding warrants to purchase common stock during the years ended June 30, 2025 and 2024:

Name	Warrants Outstanding	Warrants Exercisable	Weighted average exercise price	Weighted average remaining life in months	Aggregate intrinsic value
Outstanding at June 30, 2023	62,100	62,100	8.75	46	-
Granted	111,111	111,111	9.00	119	-
Exercised	-	-	-	-	-
Expired	-	-	-	-	-
Outstanding at June 30, 2024	173,211	173,211	8.91	93	-

Name	Warrants Outstanding	Warrants Exercisable	Weighted average exercise price	Weighted average remaining life in months	Aggregate intrinsic value
Outstanding at June 30, 2024	173,211	173,211	8.91	93	-
Granted	-	-	-	-	-
Exercised	-	-	-	-	-
Expired	-	-	-	-	-
Outstanding at June 30, 2025	173,211	173,211	8.91	81	-

On April 3, 2023, the Company issued the representative of the underwriters in the Company’s initial public offering 62,100 warrants. Each warrant entitles the holder to purchase one share of common stock at an exercise price of $8.75, during the period commencing April 3, 2023, and expiring on April 3, 2028. None of the warrants have been exercised yet.

On April 5, 2024, the Company issued a warrant to purchase 111,111 shares of its Common Stock to Berify in a private placement concurrent with the closing of investment in Ike Tech LLC, the joint venture. See Note 8. The Warrant has an exercise price of $9.00 per share, is exercisable immediately, and will expire ten years from the date of issuance, or April 5, 2034. The warrants are equity-classified and recorded at fair value. A third party valuation specialist was engaged to assist management with the fair value estimation and the Black-Scholes option pricing model was adopted to estimate the fair value of the warrants. Key assumptions used in determining fair value were as below:

Year ended June 30, 2024
Time to expiry	10 years
Expected volatility	50%
Risk-free interest rate	4.40%
Expected dividend yield	0%

NOTE 15. STOCK-BASED COMPENSATION

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

Restricted stock

During the years ended June 30, 2025 and 2024, 206,271 and 148,216 shares of common stock were issued to the Company’s board of directors and service providers in settlement of restricted stock granted under the Plan, respectively. Restricted stock granted to directors vests over three months and was fully vested as of June 30, 2025. The Company recognized stock-based compensation expense totaling $1,251,328 and $826,996 during the year ended June 30, 2025 and 2024, which were related to the restricted stock issued to the Company’s board of directors and a service provider, based on the grant date fair value of the awards. There are $15,909 unrecognized compensation expenses related to the restricted stock awards granted to one service provider as of June 30, 2025.

In June 2024, the Company entered into consulting agreements with two consultants which provide for the issuance of up to 150,000 shares of common stock to each consultant (a total of 300,000 shares of common stock). Under the terms of the consulting agreements, (a) 25,000 shares of common stock vested upon execution of the consulting agreements (a total of 50,000 shares of common stock), (b) 100,000 shares of common stock will vest upon the attainment of five separate sales-based targets, in 20,000 share increments (a total of 200,000 shares of common stock), and (c) 25,000 shares of common stock will vest on October 1, 2027, if the consulting agreements have not been terminated (a total of 50,000 shares of common stock). The Company estimated the grant date fair value of the restricted stock to be $7.14 per share. Upon execution of the consulting agreements, the Company issued a total of 50,000 shares of common stock and recognized stock-based compensation expense totaling $357,000.

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

In July 2024, the Company entered into consulting agreements with two consultants, which provide for the issuance of up to 400,000 shares of common stock to each consultant (a total of 800,000 shares of common stock). Under the terms of the consulting agreements, (a) 75,000 shares of common stock vested upon execution of the consulting agreements (a total of 150,000 shares of common stock issued during the three months ended September 30, 2024), (b) 300,000 shares of common stock will vest upon the attainment of three separate sales-based targets, in 100,000 share increments (a total of 300,000 shares of common stock), and (c) 25,000 shares of common stock will vest upon the attainment of one separate sales-based target, if the consulting agreements have not been terminated. These consultant agreements were cancelled during the year ended June 30, 2025. Upon cancellation, 150,000 shares from the consultant agreements had been vested and issued, and there were 650,000 unissued and unvested shares being cancelled.

The shares of common stock that vest upon the attainment of the sales-based targets include performance-based vesting conditions, which the Company has determined were not probable of being achieved at June 30, 2025. As such, the Company has not recognized any compensation expense as of June 30, 2025, related to the restricted common stock with performance-based vesting conditions. The shares of common stock that vest on October 1, 2027, include time-based vesting criteria. For these shares, the Company recognizes stock-based compensation expense based on the grant date fair value on a straight-line basis over the required service period. For the year ended June 30, 2025, the stock-based compensation expense related to the restricted common stock with time-based vesting conditions was zero.

Stock Options

The following is a summary of stock option activity transactions as of and for the years ended June 30, 2025 and 2024:

	Number Of options	Weighted average exercise price	Weighted average fair value per option	Weighted average remaining contractual life in years
Outstanding at June 30, 2023	-	$-	$-	-
Granted	3,750,000	$9.19	$5.19	9.1
Exercised	-	$-	$-	-
Expired	-	$-	$-	-
Forfeiture	(495,000)	$9.81	$5.58	9.2
Outstanding at June 30, 2024	3,255,000	$9.10	$5.13	9.1
Granted	465,000	$6.06	$3.69	9.3
Exercised	-	$-	$-	-
Expired	(224,376)	$9.76	$5.50	8.2
Forfeiture	(2,057,499)	$9.00	$5.12	8.4
Outstanding at June 30, 2025	1,438,125	$8.15	$4.61	8.0
Exercisable at June 30, 2025	531,771	$8.68	$4.66	6.8

The aggregate intrinsic value of options outstanding with an exercise price less than the closing price of the Company’s common stock as of June 30, 2025 was $0. Aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the period in excess of the weighted-average exercise price multiplied by the number of options outstanding or exercisable.

Total expense of options vested for the years ended June 30, 2025 and 2024, was $513,553 and $3,607,816, respectively. The options granted during year ended June 30, 2025 were valued using the binomial option pricing model based on the following range of assumptions:

	Years ended June 30,
	2025	2024
Exercise multiple	2.8	2.8
Expected volatility	50% - 55%	50% - 55%
Risk-free interest rate	4.062% -4.812%	4.049% -4.812%
Expected dividend yield	0%	0%

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

	Shares	Weighted average grant date fair value
Unvested, June 30, 2023	-	$-
Granted	637,235	9.46
Vested	(70,000)	7.02
Canceled and forfeited	(83,629)	9.76
Unvested, June 30, 2024	483,606	$9.76

	Shares	Weighted average grant date fair value
Unvested, June 30, 2024	483,606	$9.76
Granted	1,223,830	6.10
Vested	(606,379)	7.15
Canceled and forfeited	(696,087)	7.68
Unvested, June 30, 2025	404,970	$6.35

Total expense for the RSUs during the years ended June 30, 2025 and 2024 was $3,851,401 and $1,588,470, respectively. During the years ended June 30, 2025 and 2024, there were 516,827 and 0 shares issued as a result of employees exercising vested RSUs granted to them.

The following table summarizes the allocation of stock-based compensation in the accompanying consolidated statements of operations and comprehensive loss:

	Years ended June 30,
	2025	2024
General and administrative expenses	$5,453,313	$5,885,192
Sales and marketing expenses	162,969	495,090
Total	$5,616,282	$6,380,282

As of June 30, 2025, the Company had approximately $5,562,026 in unrecognized compensation expenses related to all non-vested options and RSUs that will be recognized over the weighted-average period of 2.3 years.

NOTE 16. STOCKHOLDERS’ EQUITY

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

The Company has authorized the issuance of 10,000,000 shares of preferred stock, with a par value of $0.0001 per share. As of and for the years ended June 30, 2025 and 2024, there were no shares of preferred stock issued or outstanding.

NOTE 17. LOSS PER SHARE

The following table presents a reconciliation of basic net loss per share:

	Years ended June 30,
	2025	2024
Net loss	$(39,240,226)	$(14,767,822)
Weighted average basic and diluted ordinary shares outstanding	56,853,552	54,812,900
Net loss per basic and diluted share of common stock	$(0.69)	$(0.27)

NOTE 18. COMMITMENTS AND CONTINGENCIES

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

Concurrently with the JV Agreement (see Note 8), Ispire entered into an exclusive supply agreement with Berify, whereby Ispire is obligated to purchase all Bluetooth enabled integrated circuits to be used on vape type devices to control the activation of the device that are to be sold to IKE at cost plus a 20% mark-up. In addition, IKE entered into an exclusive supply agreement with Ispire, whereby IKE is obligated to purchase at cost plus a 5% mark-up all products to be sold by IKE in the nicotine field.