Form 10-Q
period 2025-09-30
Ispire Technology Inc.
filed 2025-11-06
CIK 1948455

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

☒Yes ☐ No

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

☐Yes ☒ No

As of November 6, 2025, there were 57,289,864 shares of common stock outstanding.

ISPIRE TECHNOLOGY INC.

i

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the “Quarterly Report”), and any documents we incorporate by reference, contain, or may contain, certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve significant risks and uncertainties. All statements contained in this Quarterly Report and in any exhibits, other than statements of historical facts, are forward-looking statements including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans, objectives of management and expected market growth. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

The words “may,” “will,” “could,” “would,” “should,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “potential” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements include, among other things, statements about:

●	our goals and growth strategies;

●	our expectations regarding demand for and market acceptance of our brand and platforms;

●	our future business development, results of operations and financial condition;

●	the actual timing for and results of the PMTAs described herein, and other FDA review of the our products in development

●	our ability to successfully operate our manufacturing facility in Malaysia;

●	our ability to establish material relationships with suppliers other than Shenzhen Yi Jia Technology Co., Limited (“Shenzhen Yi Jia”);

●	the effect of regulations relating to the marketing and sale of vaping products in the United States and other countries;

●	our ability to maintain and improve our infrastructure necessary to operate our business;

●	competition in the vaping industry;

●	the expected growth of, and trends in, the markets for our products and services in the markets in which jurisdictions that we sell our products;

●	the development of a market for cannabis vaping products outside of the United States, including the legalization of cannabis in certain European countries;

●	the expected growth of, and trends in, the markets for our products and services in the markets in which jurisdictions that we sell our products;

●	the effect of supply chain issues on our ability to manufacture and our ability and the ability of our distributors to distribute product;

●	the development of a market for cannabis vaping products and our ability to market cannabis products to adult users;

ii

●	our ability to compete successfully in selling both tobacco and cannabis vapor products, the expected growth of, and trends in, the markets for our products and services in jurisdictions that we sell or plan to sell our products;

●	government policies and regulations relating to our operations, including regulations relating to the sale and distribution of our vaping products and those relating to manufacturing operations;

●	our ability to develop and maintain effective disclosure controls and procedures, and internal controls over financial reporting;

●	our ability to comply with the continued listing standards of the Nasdaq Capital Market;

●	our ability to attract and retain qualified senior management personnel and research and development staff;

●	the volatility of our operating results and financial condition and the price of our common stock;

●	the prospects of our joint venture with Touch Point Worldwide Inc. d/b/a Berify and Chemular Inc;

●	general economic and business condition in China and elsewhere;

●	assumptions underlying or related to any of the foregoing; and

●	other risks and uncertainties, including those listed in the “Risk Factors” section of this this Quarterly Report and our Annual Report on Form 10-K for the fiscal year ended June 30, 2025, filed with the SEC on September 15, 2025.

These forward-looking statements are only predictions and we may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, so you should not place undue reliance on our forward-looking statements, which speak only as of the date of this Quarterly Report or, in the case of any exhibits hereto, the date of those documents. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our business, financial condition and operating results. These forward-looking statements involve risks and uncertainties that are subject to change based on various factors (many of which are beyond our control). We have included important factors in the cautionary statements included in this Quarterly Report that could cause actual future results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

You should read this Quarterly Report and the documents that we incorporate by reference with the understanding that our actual future results may be materially different from what we expect. All subsequent written or oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. We do not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date of this Quarterly Report or to reflect the occurrence of unanticipated events, except as may be required under applicable U.S. securities law. If we do update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements.

OTHER PERTINENT INFORMATION

Unless the context requires otherwise, references in this Quarterly Report to “we,” “us,” “our,” the “Company,” “Ispire,” or similar terminology refer to Ispire Technology Inc.

iii

PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements

ISPIRE TECHNOLOGY INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In $USD, except share and per share data)

	September 30, 2025	June 30, 2025
Assets
Current assets:
Cash	$22,659,118	$24,351,765
Restricted cash	50,000	-
Accounts receivable, net	44,522,796	39,664,145
Inventories, net	6,162,118	6,647,970
Prepaid expenses and other current assets	1,733,658	2,244,505
Total current assets	75,127,690	72,908,385
Non-current assets:
Accounts receivable – non current	-	7,367,158
Property, plant and equipment, net	2,731,346	2,952,800
Intangible assets, net	2,340,700	2,232,620
Right-of-use assets – operating leases	4,719,751	5,030,005
Other investment	2,000,000	2,000,000
Equity method investment	9,316,267	9,515,546
Other non-current assets	210,617	210,617
Total non-current assets	21,318,681	29,308,746
Total assets	$96,446,371	$102,217,131
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$4,654,008	$4,172,476
Accounts payable – related party	47,442,029	52,420,256
Contract liabilities	2,962,299	4,861,250
Accrued liabilities and other payables	7,575,391	8,099,991
Income tax payable	281,856	-
Borrowing – current portion	1,146,766	1,146,766
Operating lease liabilities – current portion	1,750,411	1,838,815
Total current liabilities	65,812,760	72,539,554

Non-current liabilities:
Amount due to a related party	29,000,000	25,000,000
Borrowing – net of current portion	518,669	805,361
Operating lease liabilities – net of current portion	2,883,856	3,267,522
Total non-current liabilities	32,402,525	29,072,883
Total liabilities	98,215,285	101,612,437

Commitments and contingencies

Stockholders’ equity:
Common stock, par value $0.0001 per share; 140,000,000 shares authorized; 57,289,864 and 57,193,734 shares issued and outstanding as of September 30, 2025 and June 30, 2025	5,729	5,719
Treasury stock, at cost	(105,489)	(60,488)
Additional paid-in capital	49,771,739	48,833,601
Accumulated deficit	(51,324,130)	(48,065,267)
Accumulated other comprehensive loss	(116,763)	(108,871)
Total stockholders’ (deficit)/equity	(1,768,914)	604,694
Total liabilities and stockholders’ equity	$96,446,371	$102,217,131

See notes to unaudited condensed consolidated financial statements.

ISPIRE TECHNOLOGY INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS

(In $USD, except share and per share data)

	Three Months Ended September 30,
	2025	2024

Revenue	$30,350,884	$39,338,313
Cost of revenue	25,204,112	31,663,935
Gross profit	5,146,772	7,674,378
Operating expenses:
Sales and marketing expenses	1,564,844	2,992,247
Credit loss expenses	1,764,252	3,102,081
General and administrative expenses	4,512,985	6,842,919
Total operating expenses	7,842,081	12,937,247
Loss from operations	(2,695,309)	(5,262,869)
Other (expense) income, net:
Interest income	95,472	86
Interest expense	(112,176)	(11,464)
Exchange gain, net	9,802	117,585
Other (expense) income, net	(70,583)	18,399
Total other (expense) income, net	(77,485)	124,606
Loss before income taxes	(2,772,794)	(5,138,263)
Income taxes	(486,069)	(456,753)
Net loss	$(3,258,863)	$(5,595,016)
Other comprehensive loss
Foreign currency translation adjustments	(7,892)	(154,937)
Comprehensive loss	(3,266,755)	(5,749,953)
Net loss per share
Basic and diluted	$(0.06)	$(0.10)
Weighted average shares outstanding:
Basic and diluted	57,273,184	56,601,320

See notes to unaudited condensed consolidated financial statements.

ISPIRE TECHNOLOGY INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In $USD, except share and per share data)

	Common Stock			Additional		Accumulated Other	Total
	Number of Shares	Amount	Treasury Stock	Paid-in Capital	Retained Earnings	Comprehensive (Loss)/Income	Stockholders’ Equity/(Deficit)

Balance, July 1, 2025	57,193,734	$5,719	$(60,488)	$48,833,601	$(48,065,267)	$(108,871)	$604,694

Net loss	-	-	-	-	(3,258,863)	-	(3,258,863)

Issuance of common stock for equity incentives	96,130	10	-	240,974	-	-	240,984

Stock based compensation expenses	-	-	-	697,164	-	-	697,164

Common stock repurchase	-	-	(45,001)	-	-	-	(45,001)

Foreign currency translation adjustment	-	-	-	-	-	(7,892)	(7,892)

Balance, September 30, 2025	57,289,864	$5,729	$(105,489)	$49,771,739	$(51,324,130)	$(116,763)	$(1,768,914)

Balance, July 1, 2024	56,470,636	$5,647	$-	$43,217,391	$(8,825,041)	$58,343	$34,456,340

Net loss	-	-	-	-	(5,595,016)	-	(5,595,016)

Issuance of common stock for equity incentives	170,405	17	-	1,119,094	-	-	1,119,111

Stock based compensation expenses	-	-	-	888,477	-	-	888,477

Foreign currency translation adjustment	-	-	-	-	-	(154,937)	(154,937)

Balance, September 30, 2024	56,641,041	$5,664	$-	$45,224,962	$(14,420,057)	$(96,594)	$30,713,975

See notes to unaudited condensed consolidated financial statements.

ISPIRE TECHNOLOGY INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In $USD, except share and per share data)

	Three Months Ended September 30,
	2025	2024

Net loss	$(3,258,863)	$(5,595,016)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	253,410	204,807
Credit loss expenses	1,764,252	3,102,081
Right-of-use assets amortization	307,740	283,188
Stock-based compensation expenses	938,148	2,007,588
Inventory impairment	423,457	73,692
Loss from equity method investment	199,279	75,973
Debt issuance cost amortization	32,312	-
Changes in operating assets and liabilities:
Accounts receivable	744,255	(5,726,638)
Inventories	62,395	(700,323)
Prepaid expenses and other current assets	509,535	(14,319)
Accounts payable and accounts payable – related party	(496,695)	9,517,069
Contract liabilities	(1,898,951)	(87,402)
Accrued liabilities and other payables	(576,181)	360,697
Operating lease liabilities	(469,556)	(291,249)
Prepaid income tax/income tax payable	281,856	399,995
Net cash (used in) provided by operating activities	(1,183,607)	3,610,143

Cash flows from investing activities:
Purchase of property, plant and equipment	(7,502)	(268,781)
Capitalized costs for patents	(132,534)	(656,422)
Net cash used in investing activities	(140,036)	(925,203)

Cash flows from financing activities:
Repayment of borrowing	(319,004)	-
Net cash used in financing activities	(319,004)	-

Net (decrease) increase in cash	(1,642,647)	2,684,940
Cash – beginning of period	24,351,765	35,071,294
Cash and restricted cash– end of period	$22,709,118	$37,756,234
Reconciliation of cash and restricted cash
Cash	22,659,118	37,731,954
Restricted cash	50,000	24,280
Total cash and restricted cash	$22,709,118	$37,756,234
Supplemental non-cash investing and financing activities
Reclassification of accounts receivable – non current to accounts receivable	$6,934,364	$-
Reclassification of accounts payable – related party to amount due to a related party	$4,000,000	$-
Unpaid common stock repurchase	$45,001	$-
Supplemental disclosures
Cash paid for income taxes	$-	$44,738
Cash paid for interest	$112,176	$11,464

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

Aspire Global and the Company are related parties since the same individual is the chief executive officer of both companies. As of September 30, 2025, the chief executive officer and his wife, being directors of both companies, owned 66.5% and 5.0% of the equity of Aspire Global, respectively. As of September 30, 2025, they owned 58.0% and 4.4% of the equity of the Company, respectively. On July 29, 2022, Aspire Global transferred 100% of the equity interest in Aspire North America to the Company. On the same day, Aspire Holdings transferred 100% of the equity of Aspire Science to Ispire International. At the time of transfer of the equity in Aspire North America and Aspire Science, the Company had the same stockholders as Aspire Global, and the Company’s stockholders held the same percentage interest in the Company as they had in Aspire Global. Because the transfer of the equity in Aspire North America and Aspire Science is a transfer between related parties, the historical financial information of the subsidiaries is carried forward as the historical financial information of the Company and the 50,000,000 shares that were issued at or about the time of the Company’s organization are treated as being outstanding on July 1, 2020.

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

In May 2025, the Company established a wholly-owned subsidiary, Ispire Holdings LLC (Ispire Holdings) incorporated under the laws of the State of Delaware to assist in administration for the Company.

In June 2025, the Company established a wholly-owned subsidiary, Ispire Ike Holdings LLC (Ispire Ike Holdings) incorporated under the laws of the State of Delaware to assist in administration for the Company.

The following table sets forth information concerning the Company and its subsidiaries as of September 30, 2025:

Name of Entity	Date of Organization	Place of Organization	% of Ownership	Principal Activities
Ispire Technology Inc.	June 13, 2022	Delaware	Parent Company	Holding Company
Ispire International	July 6, 2022	BVI	100%	Holding Company
Aspire North America	February 22, 2020	California	100%	Research and Development, Sales and Marketing
Aspire Science	December 9, 2016	Hong Kong	100%	Sales and Marketing
Ispire Malaysia	August 2, 2023	Malaysia	100%	Manufacturing, Sales and Marketing
Ispire Global Products LLC	January 19, 2024	Delaware	100%	Sales and Marketing
Aspire AME Electronic Cigarettes Trading LLC	July 19, 2024	UAE	100%	Sales and Marketing
Magellan Trading LLC	October 1, 2024	California	100%	Operations and Logistics
Ispire Products UK LTD	January 9, 2025	England and Wales	100%	Sales and Marketing
Ispire Holdings LLC	May 20, 2025	Delaware	100%	Holding Company
Ispire Ike Holdings LLC	June 10, 2025	Delaware	100%	Holding Company

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The unaudited condensed consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present a fair statement of the Company’s consolidated financial position as of September 30, 2025 and the results of operations for the three months ended September 30, 2025 and 2024. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the United States Securities and Exchange Commission (“SEC”) and accordingly do not include all of the disclosures normally made in the Company’s annual consolidated financial statements. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended June 30, 2025.

The unaudited condensed consolidated balance sheet as of June 30, 2025 has been derived from the audited consolidated financial statements at such date. The results of operations for the three months ended September 30, 2025 are not necessarily indicative of the results of operations that may be expected for any other interim periods or for the year ending June 30, 2026.

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

When management determines that certain inventories may not be saleable, or there is an indicator that certain inventory costs may exceed expected market value, the Company will record the difference between the cost and the net realizable value as a write down of inventories. The net realizable value is determined based on the estimated selling price, in the ordinary course of business, less estimated costs necessary to make the sale. The Company records an allowance for slow moving and potentially obsolete inventory based upon recent sales history, the quantity of inventory on-hand, and an estimate of expected sellable life of the inventory. The Company periodically reviews inventory to identify slow moving inventories and compares the forecast sales with the quantities and expected sellable life of inventory. Any inventories identified during this process are reserved for at rates based upon management’s judgment and historical rates. The quantity thresholds and reserve rates are based on management’s judgment and knowledge of current and projected demand. The reserve estimates may, therefore, be revised if there are changes in the overall market for the Company’s products or market changes that in management’s judgment, impact its ability to sell potentially obsolete inventory. As of September 30, 2025 and June 30, 2025, the Company recorded inventory reserves of $1,384,027 and $960,570, respectively.

Intangible assets, net

Intangible assets refer to capitalized external costs, such as filing fees and associated attorney fees, incurred to obtain issued patents and patent license rights. The Company expenses costs associated with maintaining patents subsequent to their issuance in the period incurred. Capitalized patent costs are amortized on a straight-line basis over estimated useful lives of 15 – 20 years, which are based on the length of the license agreements as the Company expects to receive economic benefits over that time. The Company assesses the potential impairment to capitalized patent costs when events or changes in circumstances indicate that the carrying amount of our patent portfolio may not be recoverable. $132,534 and $656,422 of patent fees were capitalized during the three months ended September 30, 2025 and 2024. The amortization of the intangible assets was $24,454 and $16,283 for the three months ended September 30, 2025 and 2024 respectively. The amortization expenses were included in the general and administrative expenses.

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

Revenue is recognized at the transaction price based on the purchase order as adjusted for the anticipated rebates, discounts and other sales incentives. When determining the transaction price, management estimates variable consideration applying the portfolio approach practical expedient under ASC 606. The main sources of variable consideration for the Company are sales returns. These sales returns are recorded as a reduction of revenue at the time of the initial sale using the most-likely amount estimation method. The most-likely amount method is based on the single most likely outcome from a range of possible consideration outcomes.

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

Disaggregated Revenue

The Company has taken into consideration the nature, amount, timing, and uncertainty of revenue and cash flows, and has determined to disaggregate its net sales by region. The net sales disaggregated by region for the three months ended September 30, 2025 and 2024, were as follows:

	Three Months Ended September 30,
	2025	2024
Europe	$20,698,644	$21,951,373
North America (the U.S. and Canada)	5,469,059	9,736,888
Asia Pacific (excluding PRC)	2,373,643	3,875,384
Others	1,809,538	3,774,668
Total	30,350,884	39,338,313

Cost of revenue

Cost of revenue for the three months ended September 30, 2025 and 2024 consisted primarily of the cost of purchasing vaping products, freight-in cost and inventory impairment, which were mostly purchased from a related party. See Note 11.

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

Stock-based compensation expense is recorded in the sales and marketing expense and general and administrative expense in the unaudited condensed consolidated statements of operations. The Company recognizes forfeitures of stock-based payment awards upon occurrence.

Earnings per share

The Company computes earnings per share (“EPS”) in accordance with ASC 260, Earnings per Share. ASC 260 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as net loss divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (for example, convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potentially dilutive shares could dilute basic EPS in the future that were not included in the computation of diluted EPS because to do so would have been antidilutive for the three months ended September 30, 2025 and 2024. Potentially dilutive shares were as follows:

	As of September 30,	As of September 30,
Dilutive securities:	2025	2024
Share options	1,750,000	3,165,000
Unvested restricted stock units	602,980	462,027
Warrants	173,211	173,211
Total	2,526,191	3,800,238

Segment reporting

Based on the criteria established by ASC 280, and ASU 2023-07 that Company adopted during the year ended June 30, 2025, the Company’s chief operating decision maker (“CODM”) has been identified as its Chief Executive Officer, who reviews the consolidated results when making decisions about allocating resources and assessing performance of the Company as a whole and hence, the Company has only one reportable segment. The Company does not distinguish between markets or segments for the purpose of internal reporting. Therefore, no geographical segments are presented. For the three months ended September 30, 2025 and 2024, the reportable segment revenue, segment profit or loss and significant segment expenses are the same as unaudited condensed consolidated comprehensive loss statement.

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

The accounting policies of the single segment are the same as described in the significant accounting policies. The CODM assesses performance for the single segment and decides how to allocate resources based on net loss that also is reported on the unaudited condensed consolidated statements of comprehensive loss as consolidated net loss. The measure of the single segment assets is reported on the unaudited condensed consolidated balance sheets as total consolidated assets.

The CODM reviews revenues and expenses at the consolidated level as disclosed in the Company’s unaudited condensed consolidated statements of comprehensive loss and uses net loss to evaluate return on assets and to monitor budget versus actual results and in competitive analysis by benchmarking to the Company’s competitors. The competitive analysis and the monitoring of budgeted versus actual results are used in assessing the segment’s performance and in establishing management’s compensation.

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

Customer and Supplier Concentration

(a) Customers

For the three months ended September 30, 2025 and 2024, the Company’s major customers, who accounted for more than 10% of the Company’s consolidated revenue, were as follows:

	Three Months Ended September 30,
	2025	2024
Major Customers
A	25%	21%
B	16%	*
C	*	14%

*	Represented less than 10% of consolidated revenue.

(b) Suppliers

For the three months ended September 30, 2025 and 2024, the Company’s suppliers, who accounted for more than 10% of the Company’s total purchases, were as follows:

	Three Months Ended September 30,
	2025	2024
Major Suppliers
D(1)	92%	96%

(1)	Major supplier D is Shenzhen Yi Jia, a Chinese company that is 95% owned by the Company’s co-chief executive officer and principal stockholder. See Note 11.

Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and accounts receivable. The Company maintains its cash in financial institutions. Accounts at United States financial institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. Accounts at Malaysian financial institutions are insured by the Perbadanan Insurans Deposit Malaysia (“PIDM”) up to RM 250,000. The Hong Kong Deposit Protection Board pays compensation up to a limit of Hong Kong Dollar (“HKD”) 800,000. The Company may carry cash balances at financial institutions in excess of the insured limits. The amount in excess of the deposit insurance as of September 30, 2025 and June 30, 2025 was $22,272,111 and $23,939,618. The Company has not experienced losses on these accounts and management believes, based upon the quality of the financial institutions, that the credit risk with regard to these deposits is not significant.

As of September 30, 2025 and June 30, 2025, the Company’s customers, whose accounts receivable balances accounted for more than 10% of the Company’s total accounts receivable, net, were as follows:

	As of September 30,	As of June 30,
Customers	2025	2025
E	16%	16%
F	15%	17%

NOTE 3. CASH AND RESTRICTED CASH

Below is a breakdown of the Company’s cash balances in banks as of September 30, 2025 and June 30, 2025, both by geography and by currencies (translated into U.S. dollars):

	As of September 30,	As of June 30,
By Geography:	2025	2025
Cash in HK	$21,961,087	$23,336,668
Cash in U.S.	294,365	824,852
Cash in Malaysia	403,666	190,245
Total	$22,659,118	$24,351,765

By Currency:
USD	$12,901,425	$14,675,591
RM	94,907	101,743
HKD	161,279	139,691
EUR	11,090	11,097
GBP	23,582	24,091
RMB	9,466,835	9,399,552
Total	$22,659,118	$24,351,765

“HKD” refers to Hong Kong dollars, “GBP” refers to British pounds, “EUR” refers to Euros, “RM” refers to Malaysia ringgit, and “RMB” refers to Renminbi.

As of September 30, 2025 and June 30, 2025, there was restricted cash totaling $50,000 and $0, respectively, and was included in the U.S. in USD. These amounts are excluded from the cash and restricted cash totals presented in the table above. It represents a collateral account at a bank for standby letter of credit as required by the customs department.

NOTE 4. ACCOUNTS RECEIVABLE, NET

As of September 30, 2025 and June 30, 2025, accounts receivable consisted of the following:

	As of September 30,	As of June 30,
	2025	2025
Accounts receivable – gross	$61,815,753	$65,002,773
Allowance for credit losses	(17,292,957)	(17,971,470)
Accounts receivable, net	$44,522,796	$47,031,303

The Company recorded $1,764,252 and $3,102,081 credit loss expenses for the three months ended September 30, 2025 and 2024, respectively. For the three months ended September 30, 2025 and 2024, the Company wrote off accounts receivable against allowance for credit losses of $2,442,765 and $1,608,718, respectively. As of September 30, 2025, there were $6,934,364 accounts receivable – non current reclassified to accounts receivable as its payment term is within one year. As of June 30, 2025, there were $7,367,158 accounts receivable reclassified to accounts receivable – non current due to payment term extension arrangements with customers.

Activity in the allowance for credit losses is below:

	Three Months Ended September 30,
	2025	2024
Balance at July 1	$17,971,470	$5,885,238
Provision for expected losses	1,764,252	3,102,081
Write-offs charged against the allowance	(2,442,765)	(1,608,718)
Balance at September 30	17,292,957	7,378,601

NOTE 5. PREPAID EXPENSES AND OTHER CURRENT ASSETS

As of September 30, 2025 and June 30, 2025, prepaid expenses and other current assets consisted of the following:

	As of September 30,	As of June 30,
	2025	2025
Prepayment for inventory purchases	$720,308	$1,133,083
Other prepayments	205,517	270,545
Other receivable	689,060	517,080
Prepaid provisional tax	118,773	323,797
Total	$1,733,658	$2,244,505

NOTE 6. PROPERTY, PLANT AND EQUIPMENT, NET

As of September 30, 2025 and June 30, 2025, property, plant and equipment consisted of the following:

	As of September 30,	As of June 30,
	2025	2025
Leasehold improvements	$817,331	$817,327
Office and other equipment	1,648,948	1,648,733
Furniture and fixtures	881,800	877,685
Construction-in-progress	898,087	894,919
	4,246,166	4,238,664
Less: accumulated depreciation	(1,514,820)	(1,285,864)
Total	$2,731,346	$2,952,800

For the three months ended September 30, 2025 and 2024, depreciation expense amounted to $228,956 and $188,524, respectively.

Construction-in-progress refers to the office and production plant that are under construction in Malaysia, which are expected to be put into use during fiscal year 2026.

NOTE 7. EQUITY METHOD INVESTMENT

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

As of September 30, 2025 and June 30, 2025, the investment in joint venture accounted for under the equity method amounted to $9,316,267 and $9,515,546, respectively. As of September 30, 2025, the Company noticed no indicator of impairment regarding the investment.

For the three months ended September 30, 2025 and 2024, the Company’s share of the joint venture’s net loss was $199,279 and $75,973, respectively. The loss was included in “other (expense) income, net” in the unaudited condensed consolidated statements of operations and comprehensive loss.

The tables below present the summarized financial information, as provided to the Company by the investee, for the unconsolidated company:

	As of September 30,	As of June 30,
	2025	2025
Current assets	$19,973,787	$20,583,827
Noncurrent assets	2,754,083	2,568,283
Current liabilities	352,086	278,128
Equity	22,375,784	22,873,982

	Three Months Ended September 30,
	2025	2024
Net revenue	$-	$-
Gross profit (loss)	-	-
Loss from operations	498,198	189,933
Net loss	498,198	189,933

NOTE 8. CONTRACT LIABILITIES

As of September 30, 2025 and June 30, 2025, the Company had total contract liabilities of $2,962,299 and $4,861,250, respectively. These liabilities are advance deposits received from customers after an order has been placed. The decrease in the balance at September 30, 2025 was due to less orders on hand on that date. The amount of revenue recognized in the three months ended September 30, 2025, that was included in the opening contract liability balance was $2,808,405.

Changes in the contract liabilities is below:

	Three Months Ended September 30,
	2025	2024
Balance at July 1	$4,861,250	$2,218,166
Contract liabilities recognized related to advanced deposits	11,059,993	12,927,906
Revenue recognized in current period	(12,958,944)	(12,900,567)
Balance at September 30	2,962,299	2,245,505

NOTE 9. LEASES

The Company has operating lease arrangements for office premises in Hong Kong, California and Malaysia. These leases typically have terms of two to five years.

Leases with an initial term of 12 months or less are not presented as right-of-use assets on the unaudited condensed consolidated balance sheet and are expensed over the lease term. All other lease assets and lease liabilities are recognized based on the present value of lease payments over the lease term at commencement date.

The balances for the right-of-use assets and lease liabilities where the Company is the lessee are presented as follow:

	As of	As of
	September 30, 2025	June 30, 2025
Operating lease right-of-use assets	$4,719,751	$5,030,005

Operating lease liabilities – current	$1,750,411	$1,838,815
Operating lease liabilities – non-current	2,883,856	3,267,522
Total	$4,634,267	$5,106,337

The Company had no impairment of operating lease right-of-use assets during the three months ended September 30, 2025 and 2024.

As of September 30, 2025, the maturities of our lease liabilities (excluding short-term leases) are as follows:

As of September 30, 2025
October 1, 2025 to June 30, 2026	$1,554,875
July 1, 2026 to June 30, 2027	1,585,914
July 1, 2027 to June 30, 2028	779,653
July 1, 2028 to June 30, 2029	698,977
July 1, 2029 to June 30, 2030	465,985
Total future lease payments	5,085,404
Less: imputed interest	(451,137)
Total lease liabilities	$4,634,267

The Company incurred lease costs, which include the payment of short-term leases, of $548,763 and $382,559 on the Company’s unaudited condensed consolidated statements of operations and comprehensive loss for the three months ended September 30, 2025 and 2024, respectively.

The Company made payments of $559,101 and $390,620 under the lease agreements during the three months ended September 30, 2025 and 2024, respectively.

The weighted-average remaining lease term related to the Company’s lease liabilities as of September 30, 2025 and June 30, 2025 was 3.2 years and 3.4 years, respectively.

The discount rate related to the Company’s lease liabilities as of September 30, 2025 and June 30, 2025 was 6.3% and 6.4%, respectively. The discount rates are generally based on estimates of the Company’s incremental borrowing rate, as the discount rates implicit in the Company’s leases cannot be readily determined.

NOTE 10. ACCRUED LIABILITIES AND OTHER PAYABLES

As of September 30, 2025 and June 30, 2025, accrued liabilities and other payables consisted of the following:

	As of September 30,	As of June 30,
	2025	2025
Joint venture investment payable	$5,841,174	$5,841,174
Other payables	308,453	502,669
Accrued salaries and related benefits	71,241	372,294
Accrued expenses	938,290	1,180,982
Reserve for product returns	370,282	201,922
Common stock repurchase payable	45,001	-
Other tax payable	950	950
Total	$7,575,391	$8,099,991

Joint venture investment payable refers to payable to IKE, which is a related party, please see Note 7 and Note 11 for details.

NOTE 11. RELATED PARTY TRANSACTIONS

a)	The table below sets forth the major related parties and their relationships with the Company:

Name of related parties and Relationship with the Company
- Tuanfang Liu is the Co-Chief Executive Officer and Chairman of the Company.
- Jiangyan Zhu is the wife of Tuanfang Liu and a director of the Company.
- Eigate (Hong Kong) Technology Co., Limited (“Eigate”) is a wholly-owned and controlled by the Company’s Chairman.
- Aspire Global is a company controlled by the Chairman of the Company.
- Aspire International Hong Kong Limited is a wholly-owned subsidiary of Aspire Global.
- Shenzhen Yi Jia, a Chinese company that is 95% owned by the Company’s Chairman and 5% by the Chairman’s cousin.
- IKE Tech LLC, a joint venture that the Company has 40% membership interests.

b)	Tuanfang Liu is also Aspire Global’s chief executive officer and a director of both the Company and Aspire Global, and his wife, Jiangyan Zhu, is also a director of both companies. As of September 30, 2025, Mr. Liu and Ms. Zhu beneficially own 66.5% and 5.0%, respectively, of the outstanding shares of Aspire Global. As of September 30, 2025, Mr. Liu and Ms. Zhu beneficially own 58.0% and 4.4%, respectively, of the outstanding shares of the Company.

c)	For the three months ended September 30, 2025 and 2024, the majority of the Company’s tobacco and cannabis vaping products were purchased from Shenzhen Yi Jia. As of September 30, 2025 and June 30, 2025, the accounts payable – related party was $47,442,029 and $52,420,256, respectively, which was payable to Shenzhen Yi Jia. There are no fixed payment terms regarding these balances and they are classified as current liabilities. For the three months ended September 30, 2025 and 2024, the purchases from Shenzhen Yi Jia were $22,901,368 and $30,583,105, respectively.

d)	The balances due to a related party at September 30, 2025 and June 30, 2025 represent amounts due to Shenzhen Yi Jia of $29,000,000 and $25,000,000, respectively. These balances were reclassified from accounts payable – related party as Shenzhen Yi Jia agreed not to seek repayment of this balance for twelve months starting from November 1, 2025. The balances are non-interest bearing and unsecured.

e)	As of September 30, 2025 and June 30, 2025, the Company had total accounts receivable of $56,995 and $75,147 due from IKE. For the three months ended September 30, 2025 and 2024, the Company recorded $10,132 and $0 in other income from IKE from charging administrative fees.

NOTE 12. INCOME TAXES

For the three months ended September 30, 2025 and 2024 loss before income taxes consists of:

	Three months ended September 30,
	2025	2024
HK	$2,990,453	$2,931,192
U.S.	(5,065,563)	(7,776,892)
Malaysia	(697,684)	(292,563)
Total	$(2,772,794)	$(5,138,263)

Income taxes recorded for the three months ended September 30, 2025 and 2024, were estimated using the discrete method. Income taxes are based on the Company’s financial results through the end of the period, as well as the related change in the valuation allowance on deferred tax assets. The Company is unable to estimate the annual effective tax rate with sufficient precision for purposes of the effective tax rate method, which requires the Company to consider a projection of full-year income and the expected change in the valuation allowance. The estimated annual effective tax rate method was not reliable due to its sensitivity to small changes to forecasted annual pre-tax earnings and the effect of the valuation allowance, which create results with significant variations in the customary relationship between income tax expense and pre-tax income for the interim periods. As a result, the Company determined that using the discrete method is more appropriate than using the annual effective tax rate method.

The Company’s effective tax rate from operations was (17.53%) and (8.89%) for the three months ended September 30, 2025 and 2024, respectively. The Company’s effective tax rate differs from the federal statutory rate of 21% in each period primarily due to the Company’s net loss position, nondeductible expenses, and valuation allowance.

Income tax expense of $486,069 and $456,753 was from income generated during the three months ended September 30, 2025 and 2024, respectively. All income tax expenses arose solely from Hong Kong operation.

NOTE 13. STOCK-BASED COMPENSATION

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

Restricted stock

During the three months ended September 30, 2025 and 2024, 84,140 and 20,405 shares of common stock were issued to the Company’s board of directors and service providers in settlement of restricted stock granted under the Plan, respectively. Restricted stock granted to directors were fully vested as of September 30, 2025. The Company recognized stock-based compensation expense totaling $240,984 and $157,611 during the three months ended September 30, 2025 and 2024, which were related to the restricted stock issued to the Company’s board of directors and a service provider, based on the grant date fair value of the awards. There are no unrecognized compensation expenses related to the restricted stock awards granted to one service provider as of September 30, 2025.

In June 2024, the Company entered into consulting agreements with two consultants which provide for the issuance of up to 150,000 shares of common stock to each consultant (a total of 300,000 shares of common stock). Under the terms of the consulting agreements, (a) 25,000 shares of common stock vested upon execution of the consulting agreements (a total of 50,000 shares of common stock), (b) 100,000 shares of common stock will vest upon the attainment of five separate sales-based targets, in 20,000 share increments (a total of 200,000 shares of common stock), and (c) 25,000 shares of common stock will vest on October 1, 2027, if the consulting agreements have not been terminated (a total of 50,000 shares of common stock). For the three months ended September 30,2025 and 2024, the Company has not issued or vested any common stock related to this consulting agreement with performance-based conditions.

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

In July 2024, the Company entered into consulting agreements with two consultants, which provide for the issuance of up to 400,000 shares of common stock to each consultant (a total of 800,000 shares of common stock). Under the terms of the consulting agreements, (a) 75,000 shares of common stock vested upon execution of the consulting agreements (a total of 150,000 shares of common stock issued during the three months ended September 30, 2024), (b) 300,000 shares of common stock will vest upon the attainment of three separate sales-based targets, in 100,000 share increments (a total of 300,000 shares of common stock), and (c) 25,000 shares of common stock will vest upon the attainment of one separate sales-based target, if the consulting agreements have not been terminated. These consultant agreements were subsequently cancelled by June 30, 2025. Upon cancellation, 150,000 shares from the consultant agreements had been vested and issued, and there were 650,000 unissued and unvested shares being cancelled. For the three months ended September 30, 2024, 150,000 shares of common stock were issued and vested. For the three months ended September 30,2025, the Company has not issued or vested any common stock related to this consulting agreement with performance-based conditions.

The shares of common stock from above consulting agreements that vest upon the attainment of the sales-based targets include performance-based vesting conditions, which the Company has determined were not probable of being achieved at September 30, 2025. As such, the Company has not recognized any compensation expense as of September 30, 2025, related to the restricted common stock with performance-based vesting conditions. For the three months ended September 30, 2025 and 2024, the stock-based compensation expense related to the performance-based restricted common stock was $0 and $961,500, respectively.

Stock Options

During the three months ended September 30, 2025, there were 490,000 stock options granted, and these options shall vest over three years with the initial 1/3 of the awarded options vesting on the one-year anniversary of the grant date, with the remaining 2/3 of the award vesting monthly on a 1/24th pro-rata basis for the following 24 months thereafter for each employee. During the three months ended September 30, 2024, there were 245,000 stock options granted, and these options shall vest over four years with the initial 25% of the awarded options vesting on the one-year anniversary of the grant date, with the remaining 75% of the award vesting monthly on a 1/36th pro-rata basis for the following 36 months thereafter for each employee.

According to the Plan, vested stock options that are not exercised within three months after termination of employment will be forfeited. During the three months ended September 30, 2025 and 2024, there were 140,000 and 335,000 stock options being forfeited.

The following is a summary of stock option activity transactions as of and for the three months ended September 30, 2025 and 2024:

	Number Of options	Weighted average exercise price	Weighted average fair value per option	Weighted average remaining contractual life in years
Outstanding at June 30, 2025	1,438,125	$8.15	$4.61	8.0
Granted	490,000	$2.70	$1.62	9.8
Exercised	-	$-	$-	-
Expired	(38,125)	$8.00	$4.54	8.2
Forfeiture	(140,000)	$6.75	$4.11	9.0
Outstanding at September 30, 2025	1,750,000	$6.69	$3.78	8.4
Exercisable at September 30, 2025	585,833	$8.67	$4.70	7.1

	Number Of options	Weighted average exercise price	Weighted average fair value per option	Weighted average remaining contractual life in years
Outstanding at June 30, 2024	3,255,000	$9.10	$5.13	9.1
Granted	245,000	$7.65	$4.66	9.8
Exercised	-	$-	$-	-
Expired	-	$-	$-	-
Forfeiture	(335,000)	$9.84	$5.59	9.0
Outstanding at September 30, 2024	3,165,000	$8.91	$5.04	8.9
Exercisable at September 30, 2024	627,500	$9.41	$5.07	7.6

The aggregate intrinsic value of options outstanding with an exercise price less than the closing price of the Company’s common stock as of September 30, 2025 was $0. Aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the period in excess of the weighted-average exercise price multiplied by the number of options outstanding or exercisable.

Total expense of options vested for the three months ended September 30, 2025 and 2024, was $260,648 and $567,601, respectively. The options granted during the three months ended September 30, 2025 were valued using the binomial option pricing model based on the following range of assumptions:

	Three months ended September 30,
	2025	2024
Exercise multiple	2.8	2.8
Expected volatility	60%	60%
Risk-free interest rate	4.380%	3.650% - 4.280%
Expected dividend yield	0%	0%

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

	Shares	Weighted average grant date fair value
Unvested, June 30, 2025	404,970	$6.35
Granted	210,000	2.70
Vested	(11,990)	9.76
Canceled and forfeited	-	-
Unvested, September 30, 2025	602,980	$5.01

	Shares	Weighted average grant date fair value
Unvested, June 30, 2024	483,606	$9.76
Granted	-	-
Vested	-	-
Canceled and forfeited	(21,579)	9.76
Unvested, September 30, 2024	462,027	$9.76

Total expense for the RSUs during the three months ended September 30, 2025 and 2024 was $436,516 and $320,876, respectively. During the three months ended September 30, 2025 and 2024, there were 11,990 and 0 shares issued as a result of employees exercising vested RSUs granted to them.

The following table summarizes the allocation of stock-based compensation in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss:

	Three months ended September 30,
	2025	2024
General and administrative expenses	$816,925	$958,393
Sales and marketing expenses	121,223	1,049,195
Total	$938,148	$2,007,588

As of September 30, 2025, the Company had approximately $5,591,163 in unrecognized compensation expenses related to all non-vested options and RSUs that will be recognized over the weighted-average period of 2.01 years.

 NOTE 14. LOSS PER SHARE

The following table presents a reconciliation of basic net loss per share:

	Three months ended September 30,
	2025	2024
Net loss	$(3,258,863)	$(5,595,016)
Weighted average basic and diluted ordinary shares outstanding	57,273,184	56,601,320
Net loss per basic and diluted share of common stock	$(0.06)	$(0.10)

NOTE 15. COMMITMENTS AND CONTINGENCIES

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

Concurrently with the JV Agreement (see Note 7), Ispire entered into an exclusive supply agreement with Berify, whereby Ispire is obligated to purchase all Bluetooth enabled integrated circuits to be used on vape type devices to control the activation of the device that are to be sold to IKE at cost plus a 20% mark-up. In addition, IKE entered into an exclusive supply agreement with Ispire, whereby IKE is obligated to purchase at cost plus a 5% mark-up all products to be sold by IKE in the nicotine field.

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

Accounts Receivable

Our business relies on the collection of accounts receivable from our customers in a timely manner to maintain liquidity and support our ongoing operations. The balance of the allowance for credit losses was $17.3 million and $18.0 million at September 30, 2025 and June 30, 2025, respectively.

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

Key Factors that Affect Our Results of Operations

We believe the following key factors may affect our financial condition and results of operations:

●	The effect of legislation and regulations affecting non-combustible nicotine products and cannabis vaping products.

●	If we elect to market nicotine vaping products in the United States, our ability to obtain regulatory approval to market additional nicotine vaping products in the United States and the significant cost of seeking such approval.

●	Our ability to develop and market nicotine and cannabis vaping products to meet the changing tastes of adult consumers.

●	The effects of competition.

●	The development of an international market for cannabis vaping products, which is presently primarily limited to certain states in the United States.

Results of Operations

The following table sets forth a summary of our unaudited condensed consolidated statements of operations and comprehensive income for the three months ended September 30, 2025 and 2024 (dollars in thousands except per share amounts).

	Three Months Ended September 30,
	2025		2024
		% of Revenue		% of Revenue
Revenue	$30,351	100.0%	$39,338	100.0%
Cost of revenue	(25,204)	(83.0)%	(31,664)	(80.5)%
Gross profit	5,147	17.0%	7,674	19.5%
Operating expenses	(7,842)	(25.8)%	(12,937)	(32.9)%
Loss from operations	(2,695)	(8.9)%	(5,263)	(13.4)%
Other (loss) income, net	(78)	(0.3)%	125	0.3%
Loss before income taxes	(2,773)	(9.1)%	(5,138)	(13.1)%
Income taxes	(486)	(1.6)%	(457)	(1.2)%
Net loss	(3,259)	(10.7)%	(5,595)	(14.2)%
Other comprehensive loss	(8)	(0.1)%	(155)	(0.4)%
Comprehensive loss	(3,267)	(10.8)%	(5,750)	(14.6)%
Net loss per ordinary share (basic and diluted)	$(0.06)		$(0.10)
Weighted ordinary shares outstanding	57,273,184		56,601,320

Revenue

The following table sets out the breakdown of our revenue percentage by region based on information provided to us by our distributors.

	Three months ended September 30,
	2025	2024
Europe	68.2%	55.8%
North America (the U.S. and Canada)	18.0%	24.8%
Asia Pacific (excluding PRC)	7.8%	9.8%
Others	6.0%	9.6%
Total	100.0%	100.0%

Our revenue decreased by $8,987,429, or 22.8%, from $39,338,313 for the three months ended September 30, 2024, to $30,350,884 for the three months ended September 30, 2025. The decrease in revenue is the combined effect of (i) decreases in product sales in the United States of $4.2 million from $9.7 million for the three months ended September 30, 2024, to $5.5 million for the three months ended September 30, 2025, (ii) decreases in sales to other regions of $2.0 million from $3.8 million for the three months ended September 30, 2024 to approximately $1.8 million for the three months ended September 30, 2025, mainly contributed by decrease in sales to South Africa of $2.8 million, and (iii) decreases in sales of vaping products in Asia Pacific of $1.5 million from $3.9 million for the three months ended September 30, 2024 to approximately $2.4 million for the three months ended September 30, 2025, and (iv) decreases in sales of vaping products in Europe of $1.3 million from $22.0 million for the three months ended September 30, 2024 to approximately $20.7 million for the three months ended September 30, 2025.

Cost of Revenue

Cost of revenue mainly consists of cost of purchases of vaping products, that the majority of the purchase are from Shenzhen Yi Jia. Cost of revenue decreased by $6,459,823, or 20.4%, from $31,663,935 for the three months ended September 30, 2024, to $25,204,112 for the three months ended September 30, 2025. The decrease in cost of revenue is in line with decrease in sales.

Gross Profit

The following tables show the revenue, cost of revenue and gross profit of our products (dollars in thousands).

Three Months Ended September 30, 2025
Revenue	Cost of revenue	Gross profit	Gross profit %
$30,350	$25,204	$5,147	17.0%

Three Months Ended September 30, 2024
Revenue	Cost of revenue	Gross profit	Gross profit %
$39,338	$31,664	$7,674	19.5%

Gross profit decreased by $2,527,606, or 32.9%, from $7,674,378 for the three months ended September 30, 2024, to $5,146,772 for the three months ended September 30, 2025, while our gross margin decreased from 19.5% to 17.0%. The decrease in gross margin was primarily due to changes in product mix with less higher margin products being sold during the three months ended September 30, 2025.

Operating Expenses

Operating expenses decreased by $5,095,166 or 39.4%, from $12,937,247 for the three months ended September 30, 2024 to $7,842,081 for the three months ended September 30, 2025.

Our sales and marketing expenses mainly consist of employee salaries and benefits, marketing expenses, travel expenses, and other miscellaneous expenses.

Sales and marketing expenses decreased by $1,427,403, or 47.7%, from $2,992,247 for the three months ended September 30, 2024 to $1,564,844 for the three months ended September 30, 2025. The decrease in sales and marketing expenses was primarily due to a decrease in (i) stock-based compensation expense related to selling personnels of $0.9 million comparing the three months ended September 30, 2025 and 2024 and (ii) decrease in travelling expense of $0.4 million as a result of less travelling activities during the three months ended September 30, 2025.

Credit loss expenses decreased by $1,337,829, or 43.1%, from $3,102,081 for the three months ended September 30, 2024, to $1,764,252 for the three months ended September 30, 2025. The decrease is due to more collection of customer payments from repayment plan negotiated and thus less allowance for credit losses were provided as of September 30, 2025.

Our general and administrative expenses consist of employees’ salaries and benefits, rental expense, professional fees, stock-based compensation expenses and other administrative expenses. General and administrative expenses decreased by $2,329,934, or 34.0%, from $6,842,919 for the three months ended September 30, 2024, to $4,512,985 for the three months ended September 30, 2025. The decrease was primarily due to (i) decrease in payroll of $1.2 million comparing the three months ended September 30, 2025 and 2024 as a result of decrease in headcount of North America, and (ii) decrease of $1.1 million of miscellaneous administrative expenses from North America as a result of drop in headcount and cost reduction for the three months ended September 30, 2025.

Other (expense) income, net

Other (expense) income, net includes interest income, interest expense, exchange loss, net and other (expense) income.

Interest income increased by $95,386, from $86 for the three months ended September 30, 2024, to $95,472 for the three months ended September 30, 2025. The increase in interest income is mainly due to charging late fees from customers.

Interest expense increased by $100,712, from $11,464 for the three months ended September 30, 2024, to $112,176 for the three months ended September 30, 2025. The increase in interest expense is mainly due to borrowing engaged in February 2025.

Other (expense) income, net mainly consists of loss on equity method investment, credits from company credit card and other miscellaneous expenses. Other (expense) income changed by $88,982, or 483.6%, from net income of $18,399 for the three months ended September 30, 2024 to net expense of $70,583 for the three months ended September 30, 2025.

Exchange gain, net changes by $107,783, or 91.7%, from net exchange gain $117,585 for three months ended September 30, 2024, to net exchange gain of $9,802 for three months ended September 30, 2025.

As a result of these factors, total other (expense) income, net decreased by $202,091, from other income, net of $124,606 for three months ended September 30, 2024, to other expense, net of $77,485 for three months ended September 30, 2025.

Income Taxes

Income taxes increased by $29,316 or 6.4%, from $456,753 for three months ended September 30, 2024, to $486,069 for three months ended September 30, 2025. We had a consolidated net loss for both three months ended September 30, 2025 and 2024, which was the combined effect of a profit by Aspire Science, a loss by Aspire North America and Ispire Malaysia. The profit from Aspire Science resulted in a current tax expense. The increase in valuation allowance reflects our view that the taxable income in the future will not be sufficient to utilize the carryforward loss.

Net Loss

As a result of the foregoing, net loss decreased by $2,336,153, from net loss of $5,595,016, or $(0.10) per share, for the three months ended September 30, 2024, to a net loss of $3,258,863, or $(0.06) per share, for the three months ended September 30, 2025.

Liquidity and Capital Resources

The following table summarizes our changes in working capital from June 30, 2025 to September 30, 2025 (dollars in thousands).

	September 30, 2025	June 30, 2025	Change	% Change
Current Assets	$75,128	$72,908	$2,220	3.0%
Current Liabilities	65,813	72,540	(6,727)	(9.3)%
Working Capital	9,315	368	8,947	2,431.3%

The following table sets forth information as to consolidated cash flow information for the three months ended September 30, 2025 and 2024 (dollars in thousands).

	Three Months Ended September 30,		Increase
Consolidated cash flow data:	2025	2024	(Decrease)
Net cash (used in) provided by operating activities	$(1,184)	$3,610	$(4,794)
Net cash used in investing activities	(140)	(925)	785
Net cash used in financing activities	(319)	-	(319)
Net decrease in cash	$(1,643)	$2,685	$(4,328)

Net cash flow used in operating activities for the three months ended September 30, 2025, of $1.2 million, reflected our net loss of $3.3 million, adjusted primarily as follows: add back of impairment of account receivable of $1.8 million, add back of share-based compensation expense of $0.9 million, a decrease in accounts receivable of $0.7 million, a decrease in prepaid expenses and other current assets of $0.5 million, offset by decrease in contract liabilities of $1.9 million.

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

Net cash flow used in investing activities for the three months ended September 30, 2025 of $0.1 million reflected primarily acquisition of intangible assets of $0.1 million.

Net cash flow used in investing activities for the three months ended September 30, 2024 of $0.9 million reflected primarily purchase of property, plant and equipment of $0.3 million and capitalized costs of patents of 0.6 million.

Net cash flow generated from financing activities for the three months ended September 30, 2025, of $0.3 million reflected primarily repayment of borrowing of $0.3 million.

To date, we have financed our operations primarily through cash flow from operations and working capital accounts payable from our major stockholders, who are our co-chief executive officer and his wife, when necessary. We plan to support our future operations primarily from cash generated from our operations and cash on hand. As of the date of this Quarterly Report, we believe that our current cash and cash flows provided by operating activities, and the net proceeds from our equity offerings and borrowing will be sufficient to meet our working capital needs in the next 12 months. If we experience an adverse operating environment or incur unanticipated capital expenditure requirements, or if we decide to accelerate our growth, then additional financing may be required. We cannot give any assurance that additional financing will not be required or, if required, would be available on favorable terms if at all. Such financing may include the use of additional debt or the sale of additional equity securities. Any financing which involves the sale of equity securities or instruments that are convertible into equity securities could result in dilution to our stockholders which may be substantial.

The cash held at a bank by our Hong Kong operating subsidiary can be freely transferred within our corporate structure without restriction. If our Hong Kong operating subsidiary were to incur additional debt on its own behalf in the future, the instruments governing the debt may restrict the ability of our operating subsidiaries to transfer cash to our U.S. investors.

Contractual Obligations

As of September 30, 2025 and June 30, 2025, we had contract liabilities of $2,962,299 and $4,861,250, respectively. These liabilities are advance deposits received from customers after an order has been placed. We expect all of the contract liabilities to be settled in less than one year.

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

The balances for the right-of-use assets and lease liabilities where we are the lessee are presented as follows:

	As of	As of
	September 30, 2025	June 30, 2025
Operating lease right-of-use assets	$4,719,751	$5,030,005

Operating lease liabilities – current	$1,750,411	$1,838,815
Operating lease liabilities – non-current	2,883,856	3,267,522
Total	$4,634,267	$5,106,337

The Company had no impairment of operating lease right-of-use assets during the three months ended September 30, 2025 and 2024.

As of September 30, 2025, the maturities of our lease liabilities (excluding short-term leases) are as follows:

As of September 30, 2025
October 1, 2025 to June 30, 2026	$1,554,875
July 1, 2026 to June 30, 2027	1,585,914
July 1, 2027 to June 30, 2028	779,653
July 1, 2028 to June 30, 2029	698,977
July 1, 2029 to June 30, 2030	465,985
Total future lease payments	5,085,404
Less: imputed interest	(451,137)
Total lease liabilities	$4,634,267

As of September 30, 2025, we have a borrowing balance of $1,665,435 outstanding. The maturities of our borrowing are as follows:

As of September 30, 2025
October 1, 2025 to September 30, 2026	1,146,766
October 1, 2026 to September 30, 2027	518,669
Total borrowing	1,665,435

As of September 30, 2025, we recorded an unpaid $5.8 million consideration in accrued liabilities and other payables on the unaudited condensed consolidated balance sheet for a committed investment of $9 million into a joint venture investment named IKE Tech LLC.

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

ITEM 4: Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2025, due to (1) the lack of controls needed to enable us to evaluate significant estimates, including (i) the sufficiency of inventory reserve for slow-moving inventories and (ii) the credit loss history and use of it to evaluate the sufficiency of credit loss reserve for accounts receivable under the Topic 326; (2) the lack of sufficient personnel with appropriate levels of accounting knowledge and experience to address complex U.S. GAAP accounting issues and to prepare and review financial statements and related disclosures under U.S. GAAP, which resulted in restatements of certain unaudited/audited financial statements prior to the fiscal year ended June 30, 2025; and (3) the lack of IT general controls regarding cyber security governance, logical access security and service organization management.

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2025, we have continued to develop and implement internal controls over financial reporting particularly in view of the material weakness described above.

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

Item 1A. Risk Factors

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item. Our current risk factors are set forth in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025, filed with the SEC on September 15, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2025, the Company did not conduct any unregistered sales of equity securities.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Pursuant to the share repurchase program approved by the Company’s board of directors on January 20, 2025, for a period of 24 months, the Company may repurchase up to $10 million of the currently outstanding shares of the Company’s common stock. This approval authorized the Company to enter into a repurchase program to purchase shares of the Company’s common stock (i) in the open market, (ii) in privately negotiated transactions, (iii) block purchases, or (iv) otherwise in accordance with applicable federal securities laws, including Rule 10b-18 of the Exchange Act. During the quarterly period ended September 30, 2025, the Company repurchased 17,046 shares of its common stock.

ISSUER PURCHASES OF EQUITY SECURITIES(1)
Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July (July 1, 2025 – July 31, 2025)	-	-	-	$9,939,556
August (August 1, 2025 – August 31, 2025)	-	-	-	$9,939,556
September (September 1, 2025 – September 30, 2025)	17,046	2.64	17,046	$9,894,555
Total	17,046	2.64	17,046	$9,894,555

(1) On January 20, 2025, the Company’s board of directors authorized the Company’s entry into a program to repurchase up to $10 million of shares of the Company’s Common Stock, as previously disclosed in the Company’s Current Report on Form 8-K filed with the SEC on January 22, 2025. The board of directors’ authorization to enter into such a repurchase program expires on January 20, 2027.

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

Date: November 6, 2025	ISPIRE TECHNOLOGY INC.

	By:	/s/ Michael Wang
Michael Wang
Co-Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Jie Yu
Jie Yu
Chief Financial Officer
(Principal Financing and Accounting Officer)