Form 10-Q
period 2025-12-31
Ispire Technology Inc.
filed 2026-02-06
CIK 1948455

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2025

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

☐ Yes ☒ No

As of February 6, 2026, there were 57,289,864 shares of common stock outstanding.

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

iii

PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements

ISPIRE TECHNOLOGY INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In $USD, except share and per share data)

	December 31, 2025	June 30, 2025
Assets
Current assets:
Cash	$17,565,334	$24,351,765
Restricted cash	50,000	-
Accounts receivable, net	37,878,353	39,664,145
Inventories	5,037,414	6,647,970
Prepaid expenses and other current assets	3,120,978	2,244,505
Total current assets	63,652,079	72,908,385
Non-current assets:
Accounts receivable, net of current portion	-	7,367,158
Property, plant and equipment, net	2,599,861	2,952,800
Intangible assets, net	2,474,037	2,232,620
Right-of-use assets – operating leases	4,335,355	5,030,005
Other investment	2,000,000	2,000,000
Equity method investment	9,129,213	9,515,546
Other non-current assets	210,617	210,617
Total non-current assets	20,749,083	29,308,746
Total assets	$84,401,162	$102,217,131
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$3,137,235	$4,172,476
Accounts payable – related party	42,444,624	52,420,256
Contract liabilities	4,971,135	4,861,250
Accrued liabilities and other payables	6,818,397	8,099,991
Income tax payable	12,590	-
Borrowing – current portion	1,146,766	1,146,766
Operating lease liabilities – current portion	1,659,698	1,838,815
Total current liabilities	60,190,445	72,539,554

Non-current liabilities:
Amount due to a related party	29,000,000	25,000,000
Borrowing – net of current portion	231,978	805,361
Operating lease liabilities – net of current portion	2,642,156	3,267,522
Total non-current liabilities	31,874,134	29,072,883
Total liabilities	92,064,579	101,612,437

Commitments and contingencies

Stockholders’ (deficit)/equity:
Common stock, par value $0.0001 per share; 140,000,000 shares authorized; 57,289,864 and 57,193,734 shares issued and outstanding as of December 31, 2025 and June 30, 2025	5,729	5,719
Treasury stock, at cost	(105,489)	(60,488)
Additional paid-in capital	50,593,580	48,833,601
Accumulated deficit	(57,927,041)	(48,065,267)
Accumulated other comprehensive loss	(230,196)	(108,871)
Total stockholders’ (deficit)/equity	(7,663,417)	604,694
Total liabilities and stockholders’ (deficit)/equity	$84,401,162	$102,217,131

See notes to unaudited condensed consolidated financial statements.

ISPIRE TECHNOLOGY INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS

(In $USD, except share and per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024

Revenue	$20,286,556	$41,827,860	$50,637,440	$81,166,173

Cost of revenue	16,811,955	34,105,289	42,016,067	65,769,224

Gross profit	3,474,601	7,722,571	8,621,373	15,396,949

Operating expenses:
Sales and marketing expenses	1,476,328	2,061,664	3,041,172	5,053,911
Credit loss expenses	4,209,201	4,183,998	5,973,453	7,286,079
General and administrative expenses	4,663,939	8,836,964	9,176,924	15,679,883

Total Operating expenses	10,349,468	15,082,626	18,191,549	28,019,873

Loss from operations	(6,874,867)	(7,360,055)	(9,570,176)	(12,622,924)

Other income (expense):
Interest income	104,922	59,755	200,394	59,841
Interest expense	(100,191)	(13,073)	(212,367)	(24,537)
Exchange gain (loss), net	290,237	(245,173)	300,039	(127,588)
Other income, net	83,574	19,934	12,991	38,333

Total Other income (expense), net	378,542	(178,557)	301,057	(53,951)

Loss before income taxes	(6,496,325)	(7,538,612)	(9,269,119)	(12,676,875)

Income taxes	(106,586)	(460,031)	(592,655)	(916,784)

Net loss	$(6,602,911)	$(7,998,643)	$(9,861,774)	$(13,593,659)

Other comprehensive income (loss)
Foreign currency translation adjustments	(113,433)	73,470	(121,325)	(81,467)
Comprehensive loss	$(6,716,344)	$(7,925,173)	$(9,983,099)	$(13,675,126)

Net loss per share
Basic and diluted	$(0.12)	$(0.14)	$(0.17)	$(0.24)

Weighted average shares outstanding:
Basic and diluted	57,258,218	56,658,012	57,257,938	56,629,666

See notes to unaudited condensed consolidated financial statements.

ISPIRE TECHNOLOGY INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT)/EQUITY

(In $USD, except share and per share data)

	Common Stock			Additional		Accumulated Other	Total
	Number of Shares	Amount	Treasury Stock	Paid-in Capital	Accumulated Deficit	Comprehensive (Loss)/Income	Stockholders’ (Deficit)/Equity

Balance, October 1, 2025	57,289,864	$5,729	$(105,489)	$49,771,739	$(51,324,130)	$(116,763)	$(1,768,914)

Net loss	-	-	-	-	(6,602,911)	-	(6,602,911)

Stock based compensation expenses	-	-	-	821,841	-	-	821,841

Foreign currency translation adjustment	-	-	-	-	-	(113,433)	(113,433)

Balance, December 31, 2025	57,289,864	$5,729	$(105,489)	$50,593,580	$(57,927,041)	$(230,196)	$(7,663,417)

Balance, October 1, 2024	56,641,041	$5,664	$-	$45,224,962	$(14,420,057)	$(96,594)	$30,713,975

Net loss	-	-	-	-	(7,998,643)	-	(7,998,643)

Issuance of common stock for equity incentives	36,941	4	-	35,706	-	-	35,710

Stock based compensation expenses	-	-	-	1,409,576	-	-	1,409,576

Foreign currency translation adjustment	-	-	-	-	-	73,470	73,470

Balance, December 31, 2024	56,677,982	$5,668	$-	$46,670,244	$(22,418,700)	$(23,124)	$24,234,088

	Common Stock			Additional		Accumulated Other	Total
	Number of Shares	Amount	Treasury Stock	Paid-in Capital	Accumulated Deficit	Comprehensive (Loss)/Income	Stockholders’ Equity/(Deficit)

Balance, July 1, 2025	57,193,734	$5,719	$(60,488)	$48,833,601	$(48,065,267)	$(108,871)	$604,694

Net loss	-	-	-	-	(9,861,774)	-	(9,861,774)

Issuance of common stock for equity incentives	96,130	10	-	240,974	-	-	240,984

Stock based compensation expenses	-	-	-	1,519,005	-	-	1,519,005

Common stock repurchase	-	-	(45,001)	-	-	-	(45,001)

Foreign currency translation adjustment	-	-	-	-	-	(121,325)	(121,325)

Balance, December 31, 2025	57,289,864	$5,729	$(105,489)	$50,593,580	$(57,927,041)	$(230,196)	$(7,663,417)

Balance, July 1, 2024	56,470,636	$5,647	$-	$43,217,391	$(8,825,041)	$58,343	$34,456,340

Net loss	-	-	-	-	(13,593,659)	-	(13,593,659)

Issuance of common stock for equity incentives	207,346	21	-	1,154,800	-	-	1,154,821

Stock based compensation expenses	-	-	-	2,298,053	-	-	2,298,053

Foreign currency translation adjustment	-	-	-	-	-	(81,467)	(81,467)

Balance, December 31, 2024	56,677,982	$5,668	$-	$46,670,244	$(22,418,700)	$(23,124)	$24,234,088

See notes to unaudited condensed consolidated financial statements.

ISPIRE TECHNOLOGY INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In $USD, except share and per share data)

	Six Months Ended December 31,
	2025	2024

Net loss	$(9,861,774)	$(13,593,659)
Adjustments to reconcile net loss to net cash (used in)/provided by operating activities:
Depreciation and amortization	481,242	393,325
Credit loss expenses	5,973,453	7,286,079
Right-of-use assets amortization	692,136	629,384
Stock-based compensation expenses	1,759,989	3,452,874
Inventory impairment	1,537,438	73,692
Loss from equity method investment	386,333	176,668
Debt issuance cost amortization	64,625	-
Changes in operating assets and liabilities:
Accounts receivable	3,179,497	(15,251,777)
Inventories	73,118	(1,666,508)
Prepaid expenses and other current assets	(968,807)	(855,655)
Accounts payable and accounts payable – related party	(7,010,873)	20,705,752
Contract liabilities	109,885	(206,880)
Accrued liabilities and other payables	(777,274)	(130,894)
Operating lease liabilities	(801,969)	(584,291)
Income tax payable	12,590	-
Net cash (used in)/provided by operating activities	(5,150,391)	428,110

Cash flows from investing activities:
Purchase of property, plant and equipment	(76,878)	(322,764)
Capitalized costs for patents	(292,842)	(781,254)
Investment in joint venture	(533,311)	-
Net cash used in investing activities	(903,031)	(1,104,018)

Cash flows from financing activities:
Common stock repurchase	(45,001)	-
Repayment of borrowing	(638,008)	-
Net cash used in financing activities	(683,009)	-

Net decrease in cash	(6,736,431)	(675,908)
Cash – beginning of period	24,351,765	35,071,294
Cash and restricted cash– end of period	$17,615,334	$34,395,386
Reconciliation of cash and restricted cash
Cash	17,565,334	34,372,851
Restricted cash	50,000	22,535
Total cash and restricted cash	$17,615,334	$34,395,386
Supplemental non-cash investing and financing activities
Reclassification of accounts receivable – noncurrent to accounts receivable	$6,934,364	$-
Reclassification of accounts payable – related party to amount due to a related party	$4,000,000	$-
Supplemental disclosures
Cash paid for income taxes	$1,611,192	$1,413,533
Cash paid for interest	$212,367	$24,537

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

Aspire Global and the Company are related parties since the same individual is the chief executive officer of both companies. As of December 31, 2025, the chief executive officer and his wife, being directors of both companies, owned 66.5% and 5.0% of the equity of Aspire Global, respectively. As of December 31, 2025, they owned 58.0% and 4.4% of the equity of the Company, respectively. On July 29, 2022, Aspire Global transferred 100% of the equity interest in Aspire North America to the Company. On the same day, Aspire Holdings transferred 100% of the equity of Aspire Science to Ispire International. At the time of transfer of the equity in Aspire North America and Aspire Science, the Company had the same stockholders as Aspire Global, and the Company’s stockholders held the same percentage interest in the Company as they had in Aspire Global. Because the transfer of the equity in Aspire North America and Aspire Science is a transfer between related parties, the historical financial information of the subsidiaries is carried forward as the historical financial information of the Company and the 50,000,000 shares that were issued at or about the time of the Company’s organization are treated as being outstanding on July 1, 2020.

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

In October 2024, the Company established a wholly-owned subsidiary, Magellan Trading LLC (“Magellan Trading”) incorporated under the laws of the State of California to assist in operations and logistics for the Company.

In January 2025, the Company established a wholly-owned subsidiary, Ispire Products UK LTD (“Ispire UK”) incorporated under the laws of England and Wales to assist in sales and marketing for the Company. Ispire UK was dissolved in October 2025.

In May 2025, the Company established a wholly-owned subsidiary, Ispire Holdings LLC (“Ispire Holdings”) incorporated under the laws of the State of Delaware to assist in administration for the Company.

In June 2025, the Company established a wholly-owned subsidiary, Ispire Ike Holdings LLC (“Ispire Ike Holdings”) incorporated under the laws of the State of Delaware to assist in administration for the Company.

The following table sets forth information concerning the Company and its subsidiaries as of December 31, 2025:

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The unaudited condensed consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present a fair statement of the Company’s consolidated financial position as of December 31, 2025 and the results of operations for the three and six months ended December 31, 2025 and 2024. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the United States Securities and Exchange Commission (“SEC”) and accordingly do not include all of the disclosures normally made in the Company’s annual consolidated financial statements. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended June 30, 2025.

The unaudited condensed consolidated balance sheet as of June 30, 2025 has been derived from the audited consolidated financial statements at such date. The results of operations for the three and six months ended December 31, 2025 are not necessarily indicative of the results of operations that may be expected for any other interim periods or for the year ending June 30, 2026.

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

When management determines that certain inventories may not be saleable, or there is an indicator that certain inventory costs may exceed expected market value, the Company will record the difference between the cost and the net realizable value as a write down of inventories. The net realizable value is determined based on the estimated selling price, in the ordinary course of business, less estimated costs necessary to make the sale. The Company records an allowance for slow moving and potentially obsolete inventory based upon recent sales history, the quantity of inventory on-hand, and an estimate of expected sellable life of the inventory. The Company periodically reviews inventory to identify slow moving inventories and compares the forecast sales with the quantities and expected sellable life of inventory. Any inventories identified during this process are reserved for at rates based upon management’s judgment and historical rates. The quantity thresholds and reserve rates are based on management’s judgment and knowledge of current and projected demand. The reserve estimates may, therefore, be revised if there are changes in the overall market for the Company’s products or market changes that in management’s judgment, impact its ability to sell potentially obsolete inventory. The write-down of inventories was $1,113,981 and zero for the three months ended December 31, 2025 and 2024, respectively. The write-down of inventories was $1,537,438 and $73,692 for the six months ended December 31, 2025 and 2024, respectively.

Intangible assets, net

Intangible assets refer to capitalized external costs, such as filing fees and associated attorney fees, incurred to obtain issued patents and patent license rights. The Company expenses costs associated with maintaining patents subsequent to their issuance in the period incurred. Capitalized patent costs are amortized on a straight-line basis over estimated useful lives of 15 – 20 years, which are based on the length of the license agreements as the Company expects to receive economic benefits over that time. The Company assesses the potential impairment to capitalized patent costs when events or changes in circumstances indicate that the carrying amount of our patent portfolio may not be recoverable. $160,308 and $124,832 of patent fees were capitalized during the three months ended December 31, 2025 and 2024. $292,842 and $781,254 of patent fees were capitalized during the six months ended December 31, 2025 and 2024. The amortization of the intangible assets was $26,971 and $20,270 for the three months ended December 31, 2025 and 2024 respectively. The amortization of the intangible assets was $51,425 and $36,553 for the six months ended December 31, 2025 and 2024 respectively. The amortization expenses were included in the general and administrative expenses.

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

Disaggregated Revenue

The Company has taken into consideration the nature, amount, timing, and uncertainty of revenue and cash flows, and has determined to disaggregate its net sales by region. The net sales disaggregated by region for the three and six months ended December 31, 2025 and 2024, were as follows:

	Three months ended December 31,		Six months ended December 31,
	2025	2024	2025	2024
Europe	$14,783,941	$23,987,678	$35,482,585	$45,939,051
North America (the U.S. and Canada)	1,606,444	10,916,260	7,075,503	20,653,148
Asia Pacific (excluding PRC)	2,525,694	3,613,359	4,899,337	7,488,743
Others	1,370,477	3,310,563	3,180,015	7,085,231
Total	$20,286,556	$41,827,860	$50,637,440	$81,166,173

Cost of revenue

Cost of revenue for the three and six months ended December 31, 2025 and 2024 consisted primarily of the cost of purchasing vaping products, freight-in cost, which were mostly purchased from a related party, see Note 11, and inventory impairment.

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

Earnings per share

The Company computes earnings per share (“EPS”) in accordance with ASC 260, Earnings per Share. ASC 260 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as net loss divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (for example, convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potentially dilutive shares could dilute basic EPS in the future that were not included in the computation of diluted EPS because to do so would have been antidilutive for the six months ended December 31, 2025 and 2024. Potentially dilutive shares were as follows:

	As of December 31,	As of December 31,
Dilutive securities:	2025	2024
Share options	1,724,479	2,172,084
Unvested restricted stock units	602,980	628,879
Warrants	173,211	173,211
Total	2,500,670	2,974,174

Segment reporting

Based on the criteria established by ASC 280, and ASU 2023-07 that Company adopted during the year ended June 30, 2025, the Company’s chief operating decision maker (“CODM”) has been identified as its Co-Chief Executive Officers, who review the consolidated results when making decisions about allocating resources and assessing performance of the Company as a whole and hence, the Company has only one reportable segment. The Company does not distinguish between markets or segments for the purpose of internal reporting. Therefore, no geographical segments are presented. For the three and six months ended December 31, 2025 and 2024, the reportable segment revenue, segment profit or loss and significant segment expenses are the same as unaudited condensed consolidated comprehensive loss statement.

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the CODM, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s CODMs are Mr. Tuanfang Liu, the Co-Chief Executive Officer and Chairman, and Mr. Michael Wang, the Co-Chief Executive Officer.

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

In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326), to address challenges encountered when applying the guidance in Topic 326, Financial Instruments—Credit Losses. The amendment provides (1) all entities with a practical expedient and (2) entities other than public business entities with an accounting policy election when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under ASC 606. The standard is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, with early adoption permitted. The standard can be applied prospectively. The Company is currently assessing adoption timing and the effect that the updated standard will have on our financial statement disclosures.

In May 2025, the FASB issued ASU No. 2025-04, Compensation—Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606). The amendments in this update revise the Master Glossary definition of the term performance condition for share-based consideration payable to a customer. The amendments in this update permit a grantor to apply the new guidance on either a modified retrospective or a retrospective basis. The amendments in this update are effective for all entities for annual reporting periods (including interim reporting periods within annual reporting periods) beginning after December 15, 2026. Early adoption is permitted. The Company is currently assessing adoption timing and the effect that the updated standard will have on our financial statement disclosures.

In September 2025, the FASB issued ASU No. 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The ASU simplifies the capitalization guidance by removing all references to prescriptive and sequential software development stages (referred to as “project stages”) throughout ASC 350-40. The ASU is effective for annual periods beginning after December 15, 2027, and interim periods within those fiscal years. Adoption of this ASU can be applied prospectively for reporting periods after its effective date; or follow a modified transition approach that is based on the status of the respective projects and whether software costs were capitalized before the date of adoption; or retrospectively to any or all prior periods presented in the consolidated financial statements. Early adoption is permitted. The Company is currently assessing adoption timing and the effect that the updated standard will have on our financial statement disclosures.

In November 2025, the FASB issued ASU 2025-08, Financial Instruments—Credit Losses (Topic 326)—Credit Losses (Topic 326). The amendments in this update expand the population of acquired financial assets subject to the gross-up approach in Topic 326. In accordance with the amendments in this update, loans (excluding credit cards) acquired without credit deterioration and deemed “seasoned” (defined below) are purchased seasoned loans and accounted for using the gross-up approach at acquisition. Early adoption is permitted in both interim and annual reporting periods in which financial statements have not yet been issued or made available for issuance. The Company is currently assessing adoption timing and the effect that the updated standard will have on our financial statement disclosures.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270). The amendments in this update include a disclosure principle that requires entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. Early adoption is permitted in both interim and annual reporting periods in which financial statements have not yet been issued or made available for issuance. The Company is currently assessing adoption timing and the effect that the updated standard will have on our financial statement disclosures.

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

Customer and Supplier Concentration

(a) Customers

For the three and six months ended December 31, 2025 and 2024, the Company’s major customers, who accounted for more than 10% of the Company’s consolidated revenue, were as follows:

	Three months ended December 31,			Six months ended December 31,
	2025	2024		2025	2024
Major Customers
Customer A	38%	28%		31%	24%
Customer B	15%	*	%	16%	*

*	Represented less than 10% of consolidated revenue.

(b) Suppliers

For the three months and six ended December 31, 2025 and 2024, the Company’s suppliers, who accounted for more than 10% of the Company’s total purchases, were as follows:

	Three months ended December 31,		Six months ended December 31,
	2025	2024	2025	2024
Major Suppliers
Supplier C	97%	93%	94%	93%

(1)	Major supplier C is Shenzhen Yi Jia, a Chinese company that is 95% owned by the Company’s co-chief executive officer and principal stockholder. See Note 11.

Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and accounts receivable. The Company maintains its cash in financial institutions. Accounts at United States financial institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. Accounts at Malaysian financial institutions are insured by the Perbadanan Insurans Deposit Malaysia (“PIDM”) up to RM 250,000. The Hong Kong Deposit Protection Board pays compensation up to a limit of Hong Kong Dollar (“HKD”) 800,000. The Company may carry cash balances at financial institutions in excess of the insured limits. The amount in excess of the deposit insurance as of December 31, 2025 and June 30, 2025 was $17,233,560 and $23,939,618. The Company has not experienced losses on these accounts and management believes, based upon the quality of the financial institutions, that the credit risk with regard to these deposits is not significant.

As of December 31, 2025 and June 30, 2025, the Company’s customers, whose accounts receivable balances accounted for more than 10% of the Company’s total accounts receivable, net, were as follows:

	As of December 31,	As of June 30,
Customers	2025	2025
D	16%	17%
E	16%	16%

NOTE 3. CASH AND RESTRICTED CASH

Below is a breakdown of the Company’s cash balances in banks as of December 31, 2025 and June 30, 2025, both by geography and by currencies (translated into U.S. dollars):

	As of December 31,	As of June 30,
By Geography:	2025	2025
Cash in HK	$17,222,570	$23,336,668
Cash in U.S.	167,144	824,852
Cash in Malaysia	175,620	190,245
Total	$17,565,334	$24,351,765

By Currency:
USD	$7,712,646	$14,675,591
RM	166,314	101,743
HKD	70,490	139,691
EUR	12,484	11,097
GBP	23,563	24,091
RMB	9,579,837	9,399,552
Total	$17,565,334	$24,351,765

“HKD” refers to Hong Kong dollars, “GBP” refers to British pounds, “EUR” refers to Euros, “RM” refers to Malaysia ringgit, and “RMB” refers to Renminbi.

As of December 31, 2025 and June 30, 2025, there was restricted cash totaling $50,000 and $0, respectively, and was included in the U.S. in USD. These amounts are excluded from the cash and restricted cash totals presented in the table above. It represents a collateral account at a bank for standby letter of credit as required by the customs department.

NOTE 4. ACCOUNTS RECEIVABLE, NET

As of December 31, 2025 and June 30, 2025, accounts receivable consisted of the following:

	As of December 31,	As of June 30,
	2025	2025
Accounts receivable – gross	$58,742,674	$65,002,773
Allowance for credit losses	(20,864,321)	(17,971,470)
Accounts receivable, net	$37,878,353	$47,031,303

The Company recorded $4,209,201 and $4,183,998 credit loss expenses for the three months ended December 31, 2025 and 2024, respectively. The Company recorded $5,973,453 and $7,286,079 credit loss expenses for the six months ended December 31, 2025 and 2024, respectively. For the three months ended December 31, 2025 and 2024, the Company wrote off accounts receivable against allowance for credit losses of $639,609 and $257,488, respectively. For the six months ended December 31, 2025 and 2024, the Company wrote off accounts receivable against allowance for credit losses of $3,080,602 and $1,866,205, respectively. As of December 31, 2025, there were $6,934,364 accounts receivable – noncurrent reclassified to accounts receivable as its payment term is within one year. As of June 30, 2025, there were $7,367,158 accounts receivable reclassified to accounts receivable – noncurrent due to payment term extension arrangements with customers.

Activity in the allowance for credit losses is below:

	Six Months Ended December 31,
	2025	2024
Balance at July 1	$17,971,470	$5,885,238
Provision for expected losses	5,973,453	7,286,079
Write-offs charged against the allowance	(3,080,602)	(1,866,205)
Balance at December 31	20,864,321	11,305,112

NOTE 5. PREPAID EXPENSES AND OTHER CURRENT ASSETS

As of December 31, 2025 and June 30, 2025, prepaid expenses and other current assets consisted of the following:

	As of December 31,	As of June 30,
	2025	2025
Prepayment for inventory purchases	$1,006,996	$1,133,083
Prepayments	204,946	270,545
Other receivable	554,112	517,080
Prepaid provisional tax	1,354,924	323,797
Total	$3,120,978	$2,244,505

NOTE 6. PROPERTY, PLANT AND EQUIPMENT, NET

As of December 31, 2025 and June 30, 2025, property, plant and equipment consisted of the following:

	As of December 31,	As of June 30,
	2025	2025
Leasehold improvements	$816,894	$817,327
Office and other equipment	1,684,951	1,648,733
Furniture and fixtures	901,783	877,685
Construction-in-progress	911,914	894,919
	4,315,542	4,238,664
Less: accumulated depreciation	(1,715,681)	(1,285,864)
Total	$2,599,861	$2,952,800

For the three months ended December 31, 2025 and 2024, depreciation expense amounted to $200,861 and $168,248, respectively. For the six months ended December 31, 2025 and 2024, depreciation expense amounted to $429,817 and $356,772, respectively.

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

As of December 31, 2025 and June 30, 2025, the investment in joint venture accounted for under the equity method amounted to $9,129,213 and $9,515,546, respectively. As of December 31, 2025, the Company noticed no indicator of impairment regarding the investment.

For the three months ended December 31, 2025 and 2024, the Company’s share of the joint venture’s net loss was $187,054 and $100,618, respectively. For the six months ended December 31, 2025 and 2024, the Company’s share of the joint venture’s net loss was $386,333 and $176,668, respectively. The loss was included in “other income (expense), net” in the unaudited condensed consolidated statements of operations and comprehensive loss.

The tables below present the summarized financial information, as provided to the Company by the investee, for the unconsolidated company:

	As of December 31,	As of June 30,
	2025	2025
Current assets	$19,405,123	$20,583,827
Noncurrent assets	2,994,327	2,568,283
Current liabilities	491,300	278,128
Equity	21,908,150	22,873,982

	Six Months Ended December 31,
	2025	2024
Net revenue	$-	$-
Gross profit (loss)	-	-
Loss from operations	965,832	441,671
Net loss	965,832	441,671

NOTE 8. CONTRACT LIABILITIES

As of December 31, 2025 and June 30, 2025, the Company had total contract liabilities of $4,971,135 and $4,861,250, respectively. These liabilities are advance deposits received from customers after an order has been placed. The increase in the balance at December 31, 2025 was due to more orders on hand on that date. The amount of revenue recognized in the six months ended December 31, 2025, that was included in the opening contract liability balance was $3,370,684.

Changes in the contract liabilities is below:

	Six Months Ended December 31,
	2025	2024
Balance at July 1	$4,861,250	$2,218,166
Contract liabilities recognized related to advanced deposits	22,231,042	23,052,449
Revenue recognized in current period	(22,121,157)	(23,387,872)
Balance at December 31	4,971,135	1,882,743

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

The balances for the right-of-use assets and lease liabilities where the Company is the lessee are presented as follow:

	As of	As of
	December 31, 2025	June 30, 2025
Operating lease right-of-use assets	$4,335,355	$5,030,005
Operating lease liabilities – current	$1,659,698	$1,838,815
Operating lease liabilities – non-current	2,642,156	3,267,522
Total	$4,301,854	$5,106,337

The Company had no impairment of operating lease right-of-use assets during the three and six months ended December 31, 2025 and 2024.

As of December 31, 2025, the maturities of our lease liabilities (excluding short-term leases) are as follows:

As of December 31, 2025
January 1, 2026 to June 30, 2026	$1,071,457
July 1, 2026 to June 30, 2027	1,610,545
July 1, 2027 to June 30, 2028	805,712
July 1, 2028 to June 30, 2029	725,036
July 1, 2029 to June 30, 2030	483,357
Total future lease payments	4,696,107
Less: imputed interest	(394,253)
Total lease liabilities	$4,301,854

The Company incurred lease costs, which include the payment of short-term leases, of $551,890 and $383,174 on the Company’s unaudited condensed consolidated statements of operations and comprehensive loss for the three months ended December 31, 2025 and 2024, respectively. The Company incurred lease costs, which include the payment of short-term leases, of $1,100,653 and $765,733 on the Company’s unaudited condensed consolidated statements of operations and comprehensive loss for the six months ended December 31, 2025 and 2024, respectively.

The Company made payments of $500,876 and $330,020 under the lease agreements during the three months ended December 31, 2025 and 2024, respectively. The Company made payments of $1,059,977 and $720,640 under the lease agreements during the six months ended December 31, 2025 and 2024, respectively.

The weighted-average remaining lease term related to the Company’s lease liabilities as of December 31, 2025 and June 30, 2025 was 3.1 years and 3.4 years, respectively.

The discount rate related to the Company’s lease liabilities as of December 31, 2025 and June 30, 2025 was 6.2% and 6.4%, respectively. The discount rates are generally based on estimates of the Company’s incremental borrowing rate, as the discount rates implicit in the Company’s leases cannot be readily determined.

NOTE 10. ACCRUED LIABILITIES AND OTHER PAYABLES

As of December 31, 2025 and June 30, 2025, accrued liabilities and other payables consisted of the following:

	As of December31,	As of June 30,
	2025	2025
Joint venture investment payable	$5,307,863	$5,841,174
Other payables	291,526	502,669
Accrued salaries and related benefits	75,307	372,294
Accrued expenses	990,208	1,180,982
Reserve for product returns	152,543	201,922
Other tax payable	950	950
Total	$6,818,397	$8,099,991

Joint venture investment payable refers to payable to IKE, which is a related party, please see Note 7 and Note 11 for details.

NOTE 11. RELATED PARTY TRANSACTIONS

a)	The table below sets forth the major related parties and their relationships with the Company:

Name of related parties and Relationship with the Company
- Tuanfang Liu is the Co-Chief Executive Officer and Chairman of the Company.
- Jiangyan Zhu is the wife of Tuanfang Liu and a director of the Company.
- Eigate (Hong Kong) Technology Co., Limited (“Eigate”) is an entity wholly owned and controlled by the Company’s Chairman.
- Aspire Global is a company controlled by the Chairman of the Company.
- Aspire International Hong Kong Limited is a wholly-owned subsidiary of Aspire Global.
- Shenzhen Yi Jia, a Chinese company that is 95% owned by the Company’s Chairman and 5% by the Chairman’s cousin.
- IKE Tech LLC, a joint venture in which the Company has a 40% membership interest.

b)	Tuanfang Liu is also Aspire Global’s chief executive officer and a director of both the Company and Aspire Global, and his wife, Jiangyan Zhu, is also a director of both companies. As of December 31, 2025, Mr. Liu and Ms. Zhu beneficially own 66.5% and 5.0%, respectively, of the outstanding shares of Aspire Global. As of December 31, 2025, Mr. Liu and Ms. Zhu beneficially own 58.0% and 4.4%, respectively, of the outstanding shares of the Company.

c)

For the three months ended December 31, 2025 and 2024, the majority of the Company’s tobacco and cannabis vaping products were purchased from Shenzhen Yi Jia. As of December 31, 2025 and June 30, 2025, the accounts payable – related party were $42,444,624 and $52,420,256, respectively, which was payable to Shenzhen Yi Jia. There are no fixed payment terms regarding these balances, and they are classified as current liabilities. For the three months ended December 31, 2025 and 2024, the purchases from Shenzhen Yi Jia were $15,695,034 and $30,975,378, respectively. For the six months ended December 31, 2025 and 2024, the purchases from Shenzhen Yi Jia were $38,596,402 and $61,558,483, respectively.

d)	The balances due to a related party at December 31, 2025 and June 30, 2025 represent amounts due to Shenzhen Yi Jia of $29,000,000 and $25,000,000, respectively. These balances were reclassified from accounts payable – related party as Shenzhen Yi Jia agreed not to seek repayment of this balance for twelve months starting from February 6, 2026. The balances are non-interest bearing and unsecured.

e)

As of December 31, 2025 and June 30, 2025, the Company had total accounts receivable of $156,853 and $75,147 due from IKE. For the three months ended December 31, 2025 and 2024, the Company recorded $112,082 and $32,479 in other income from IKE from charging administrative fees. For the six months ended December 31, 2025 and 2024, the Company recorded $122,214 and $72,072 in other income from IKE from charging administrative fees.

NOTE 12. INCOME TAXES

For the three and six months ended December 31, 2025 and 2024 loss before income taxes consists of:

	Three months ended December 31,		Six months ended December 31,
	2025	2024	2025	2024
HK	$792,512	$2,601,917	$3,782,965	$5,533,109
U.S.	(6,770,487)	(9,427,325)	(11,836,050)	(17,204,217)
Malaysia	(518,350)	(713,204)	(1,216,034)	(1,005,767)
Total	$(6,496,325)	$(7,538,612)	$(9,269,119)	$(12,676,875)

Income taxes recorded for the three and six months ended December 31, 2025 and 2024, were estimated using the discrete method. Income taxes are based on the Company’s financial results through the end of the period, as well as the related change in the valuation allowance on deferred tax assets. The Company is unable to estimate the annual effective tax rate with sufficient precision for purposes of the effective tax rate method, which requires the Company to consider a projection of full-year income and the expected change in the valuation allowance. The estimated annual effective tax rate method was not reliable due to its sensitivity to small changes to forecasted annual pre-tax earnings and the effect of the valuation allowance, which create results with significant variations in the customary relationship between income tax expense and pre-tax income for the interim periods. As a result, the Company determined that using the discrete method is more appropriate than using the annual effective tax rate method.

The Company’s effective tax rate from operations was (1.64%) and (6.10%) for the three months ended December 31, 2025 and 2024, respectively. The Company’s effective tax rate from operations was (6.39%) and (7.23%) for the six months ended December 31, 2025 and 2024, respectively. The Company’s effective tax rate differs from the federal statutory rate of 21% in each period primarily due to the Company’s net loss position, nondeductible expenses, and valuation allowance.

Income tax expense of $106,586 and $460,031 was from income generated during the three months ended December 31, 2025 and 2024, respectively. Income tax expense of $592,655 and $916,784 was from income generated during the six months ended December 31, 2025 and 2024, respectively. The Majority of income tax expenses arose from Hong Kong operations, and the remaining are state taxes from U.S. operations.

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

Restricted stock

During the three months ended December 31, 2025 and 2024, zero and 20,405 shares of common stock were issued to the Company’s board of directors and service providers in settlement of restricted stock granted under the Plan, respectively. During the six months ended December 31, 2025 and 2024, 84,140 and 57,346 shares of common stock were issued to the Company’s board of directors and service providers in settlement of restricted stock granted under the Plan, respectively. Restricted stock granted to directors were fully vested as of December 31, 2025. The Company recognized stock-based compensation expense totaling $240,984 and $193,321 during the six months ended December 31, 2025 and 2024, which were related to the restricted stock issued to the Company’s board of directors and a service provider, based on the grant date fair value of the awards. There are no unrecognized compensation expenses related to the restricted stock awards granted to one service provider as of December 31, 2025.

In June 2024, the Company entered into consulting agreements with two consultants which provide for the issuance of up to 150,000 shares of common stock to each consultant (a total of 300,000 shares of common stock). Under the terms of the consulting agreements, (a) 25,000 shares of common stock vested upon execution of the consulting agreements (a total of 50,000 shares of common stock), (b) 100,000 shares of common stock will vest upon the attainment of five separate sales-based targets, in 20,000 share increments (a total of 200,000 shares of common stock), and (c) 25,000 shares of common stock will vest on October 1, 2027, if the consulting agreements have not been terminated (a total of 50,000 shares of common stock). For the three and six months ended December 31,2025 and 2024, the Company has not issued or vested any common stock related to this consulting agreement with performance-based conditions.

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

In July 2024, the Company entered into consulting agreements with two consultants, which provide for the issuance of up to 400,000 shares of common stock to each consultant (a total of 800,000 shares of common stock). Under the terms of the consulting agreements, (a) 75,000 shares of common stock vested upon execution of the consulting agreements, (b) 300,000 shares of common stock will vest upon the attainment of three separate sales-based targets, in 100,000 share increments (a total of 300,000 shares of common stock), and (c) 25,000 shares of common stock will vest upon the attainment of one separate sales-based target, if the consulting agreements have not been terminated. These consultant agreements were subsequently cancelled by June 30, 2025. Upon cancellation, 150,000 shares from the consultant agreements had been vested and issued, and there were 650,000 unissued and unvested shares being cancelled. During the three and six months ended December 31,2025, the Company has not issued or vested any common stock related to this consulting agreement with performance-based conditions. During the three and six months ended December 31, 2024, zero and 150,000 shares of common stock were issued and vested.

The shares of common stock from the above discussed consulting agreements that vest upon the attainment of the sales-based targets include performance-based vesting conditions, which the Company has determined were not probable of being achieved at December 31, 2025. As such, the Company has not recognized any compensation expense for the three and six months ended December 31, 2025, related to the restricted common stock with performance-based vesting conditions. For the three and six months ended December 31, 2024, the stock-based compensation expense related to the performance-based restricted common stock was $0 and $961,500, respectively.

Stock Options

During the three months ended December 31, 2025, there were no stock options granted. During the six months ended December 31, 2025, there were 490,000 stock options granted, and these options shall vest over three years with the initial 1/3 of the awarded options vesting on the one-year anniversary of the grant date, with the remaining 2/3 of the award vesting monthly on a 1/24th pro-rata basis for the following 24 months thereafter for each employee. During the three months ended December 31, 2024, there were 67,500 stock options granted. During the six months ended December 31, 2024, there were 312,500 stock options granted, and these options shall vest over four years with the initial 25% of the awarded options vesting on the one-year anniversary of the grant date, with the remaining 75% of the award vesting monthly on a 1/36th pro-rata basis for the following 36 months thereafter for each employee.

According to the Plan, vested stock options that are not exercised within three months after termination of employment will be expired. During the three months ended December 31, 2025 and 2024, there were zero stock options being expired. During the six months ended December 31, 2025 and 2024, there were 38,125 and zero stock options being expired.

The following is a summary of stock option activity transactions as of and for the six months ended December 31, 2025 and 2024:

	Number of options	Weighted average exercise price	Weighted average fair value per option	Weighted average remaining contractual life in years
Outstanding at June 30, 2025	1,438,125	$8.15	$4.61	8.0
Granted	490,000	$2.70	$1.62	9.5
Expired	(38,125)	$8.00	$4.54	7.9
Forfeiture	(165,521)	$7.07	$4.27	8.6
Outstanding at December 31, 2025	1,724,479	$6.66	$3.76	8.0
Exercisable at December 31, 2025	644,479	$8.67	$4.73	6.6

	Number of options	Weighted average exercise price	Weighted average fair value per option	Weighted average remaining contractual life in years
Outstanding at June 30, 2024	3,255,000	$9.10	$5.13	9.1
Granted	312,500	$7.36	$4.48	9.6
Forfeiture	(1,395,416)	$9.71	$5.51	8.7
Outstanding at December 31, 2024	2,172,084	$8.45	$4.79	8.6
Exercisable at December 31, 2024	535,695	$9.21	$4.93	7.1

The aggregate intrinsic value of options outstanding with an exercise price less than the closing price of the Company’s common stock as of December 31, 2025 was $0. Aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the period in excess of the weighted-average exercise price multiplied by the number of options outstanding or exercisable.

Total expense of options vested for the three months ended December 31, 2025 and 2024, was $378,352 and $(942,397), respectively. Total expense of options vested for the six months ended December 31, 2025 and 2024, was $639,000 and $(374,796), respectively. The options granted during the three months ended December 31, 2025 were valued using the binomial option pricing model based on the following range of assumptions:

	Six months ended December 31,
	2025	2024
Exercise multiple	2.8	2.8
Expected volatility	60%	60%
Risk-free interest rate	4.380%	3.650% - 4.390%
Expected dividend yield	0%	0%

RSUs

RSUs granted to employees vest cumulatively as to one-third of the restricted stock units on each of the first three anniversaries of the date of grant based on continues service. Each vested RSU entitles the holder to receive one share of common stock upon exercise. RSUs are accounted for as equity using the fair value method, which requires measurement and recognition of compensation expense for all awards granted to employees, directors and consultants based upon the grant-date fair value.

	Shares	Weighted average grant date fair value
Unvested, June 30, 2025	404,970	$6.35
Granted	210,000	2.70
Vested	(11,990)	9.76
Canceled and forfeited	-	-
Unvested, December 31, 2025	602,980	$5.01

	Shares	Weighted average grant date fair value
Unvested, June 30, 2024	483,606	$9.76
Granted	1,130,346	6.26
Vested	(553,608)	7.29
Canceled and forfeited	(431,465)	8.00
Unvested, December 31, 2024	628,879	$6.85

Total expense for the RSUs during the three months ended December 31, 2025 and 2024 was $443,489 and $2,351,973, respectively. Total expense for the RSUs during the six months ended December 31, 2025 and 2024 was $880,005 and $2,672,849, respectively. During the three months ended December 31, 2025 and 2024, there were 0 and 31,464 shares issued as a result of employees exercising vested RSUs granted to them. During the six months ended December 31, 2025 and 2024, there were 11,990 and 31,464 shares issued as a result of employees exercising vested RSUs granted to them.

The following table summarizes the allocation of stock-based compensation in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss:

	Three months ended December 31,		Six months ended December 31,
	2025	2024	2025	2024
General and administrative expenses	$696,790	$1,357,591	$1,513,715	$2,315,984
Sales and marketing expenses	125,051	87,695	246,274	1,136,890
Total	$821,841	$1,445,286	$1,759,989	$3,452,874

As of December 31, 2025, the Company had approximately $4,634,940 in unrecognized compensation expenses related to all non-vested options and RSUs that will be recognized over the weighted-average period of 1.82 years.

NOTE 14. LOSS PER SHARE

The following table presents a reconciliation of basic net loss per share:

	Three months ended December 31,		Six months ended December 31,
	2025	2024	2025	2024
Net loss	$(6,602,911)	$(7,998,643)	$(9,861,774)	$(13,593,659)
Weighted average basic and diluted share of common stock outstanding	57,258,218	56,658,012	57,257,938	56,629,666
Net loss per basic and diluted share of common stock	$(0.12)	$(0.14)	$(0.17)	$(0.24)

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

As stated in our corporate mission, we are committed to delivering superior products that challenge industry norms, with the goal of delivering an unmatched customer and adult consumer experience. In achieving this, risk reduction is central to our mission, and we aim to improve the lives of our consumers through cutting-edge research and development. Our technology platforms look to reduce youth access to vaping products, which in turn we believe will facilitate our ability to provide adult consumers with the products they desire.

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

We currently sell our cannabis vaping hardware in the United States, Canada, and South Africa. However, we are continuing to develop our sales network across Europe, South America, and other regions in preparation for legalization in these markets. Our cannabis products are sold under the Ispire brand name, primarily on an ODM basis to other cannabis vapor companies including multi and single-state operators, brand owners and co-packers. ODM generally involves the design and customization of the core products to meet each brand’s unique image and needs. Our hardware products are sold by our customers under their own brand names. We do not “touch the cannabis plant” in the production and sale of our hardware products and thus are not subject to the specific cannabis-related regulatory and taxation provisions of the industry (e.g., Internal Revenue Code Section 280E).

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

Accounts Receivable

Our business relies on the collection of accounts receivable from our customers in a timely manner to maintain liquidity and support our ongoing operations. The balance of the allowance for credit losses was $20.9 million and $18.0 million at December 31, 2025 and June 30, 2025, respectively.

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

Results of Operations

The following table sets forth a summary of our unaudited condensed consolidated statements of operations and comprehensive income for the three months ended December 31, 2025 and 2024 (dollars in thousands except per share amounts).

	Three Months Ended December 31,				Six Months Ended December 31,
	2025		2024		2025		2024
	$	% of Revenue	$	% of Revenue	$	% of Revenue	$	% of Revenue
Revenue	$20,287	100.0%	$41,828	100.0%	$50,637	100.0%	$81,166	100.0%
Cost of revenue	(16,812)	(82.9)%	(34,105)	(81.5)%	(42,016)	(83.0)%	(65,769)	(81.0)%
Gross profit	3,475	17.1%	7,723	18.5%	8,621	17.1%	15,397	19.0%
Operating expenses	(10,349)	(50.1)%	(15,083)	(36.1)%	(18,191)	(35.9)%	(28,020)	(34.5)%
loss from operations	(6,874)	(33.9)%	(7,360)	(17.6)%	(9,570)	(18.9)%	(12,623)	(15.6)%
Other income (expense), net	379	1.9%	(179)	(0.4)%	301	0.6%	(54)	(0.1)%
Loss before income taxes	(6,495)	(32.0)%	(7,539)	(18.0)%	(9,269)	(18.3)%	(12,677)	(15.6)%
Income taxes	(107)	(0.5)%	(460)	(1.1)%	(593)	(1.2)%	(917)	(1.1)%
Net loss	(6,602)	(32.5)%	(7,999)	(19.1)%	(9,862)	(19.5)%	(13,594)	(16.7)%
Other comprehensive (loss)income	(113)	(0.6)%	74	0.2%	(121)	(0.2)%	(81)	(0.1)%
Comprehensive loss	(6,715)	(33.1)%	(7,925)	(18.9)%	(9,983)	(19.7)%	(13,675)	(16.8)%
Net loss per share Basic and diluted	(0.12)		(0.14)		(0.17)		(0.24)
Weighted shares of common stock outstanding Basic and diluted	57,258,218		56,658,012		57,257,938		56,629,666

Revenue

The following table sets out the breakdown of our revenue percentage by region based on information provided to us by our distributors.

	Three months ended December 31,		Six months ended December 31,
	2025	2024	2025	2024
Europe	$14,783,941	$23,987,678	$35,482,585	$45,939,051
North America (the U.S. and Canada)	1,606,444	10,916,260	7,075,503	20,653,148
Asia Pacific (excluding PRC)	2,525,694	3,613,359	4,899,337	7,488,743
Others	1,370,477	3,310,563	3,180,015	7,085,231
Total	$20,286,556	$41,827,860	$50,637,440	$81,166,173

Our revenue decreased by $21,541,304, or 51.5%, from $41,827,860 for the three months ended December 31, 2024, to $20,286,556 for the three months ended December 31, 2025. The decrease in revenue is the combined effect of (i) decreases in product sales in the United States of $9.3 million from $10.9 million for the three months ended December 31, 2024, to $1.6 million for the three months ended December 31, 2025 largely due to shorter credit terms in the United States with a focus on higher quality customers, and (ii) decreases in sales of vaping products in Europe of $9.2 million from $24.0 million for the three months ended December 31, 2024 to approximately $14.8 million for the three months ended December 31, 2025 largely due to market conditions being competitive, and the timing of distribution continuing to evolve, and (iii) decreases in sales to other regions of $1.9 million from $3.3 million for the three months ended December 31, 2024 to approximately $1.4 million for the three months ended December 31, 2025 and (iv) decreases in sales of vaping products in Asia Pacific of $1.1 million from $3.6 million for the three months ended December 31, 2024 to approximately $2.5 million for the three months ended December 31, 2025.

Our revenue decreased by $30,528,733, or 37.6%, from $81,166,173 for the six months ended December 31, 2024, to $50,637,440 for the six months ended December 31, 2025. The decrease in revenue is the combined effect of (i) decreases in sales of vaping products in North America of $13.6 million from $20.7 million for the six months ended December 31, 2024 to approximately $7.1 million for the six months ended December 31, 2025 largely due to shorter credit terms in the United States with a focus on higher quality customers, and (ii) decreases in product sales in Europe of $10.4 million from $45.9 million for the six months ended December 31, 2024, to $35.5 million for the six months ended December 31, 2025 largely due to market conditions being competitive, and the timing of distribution continuing to evolve, and (iii) decreases in sales in other regions, mainly Africa, of $3.9 million from $7.1 million for the six months ended December 31, 2024, to $3.2 million for the six months ended December 31, 2025, (iv) decreases in sales to Asia Pacific regions of $2.6 million from $7.5 million for the six months ended December 31, 2024 to approximately $4.9 million for the six months ended December 31, 2025.

Cost of Revenue

Cost of revenue mainly consists of cost of purchases of vaping products, that the majority of the purchase are from Shenzhen Yi Jia. Cost of revenue decreased by $17,293,334, or 50.7%, from $34,105,289 for the three months ended December 31, 2024, to $16,811,955 for the three months ended December 31, 2025. The decrease in cost of revenue is in line with decrease in sales. Cost of revenue mainly consists of the cost of purchases of vaping products, the majority of which are from Shenzhen Yi Jia.

Cost of revenue decreased by $23,753,157, or 36.1%, from $65,769,224 for the six months ended December 31, 2024, to $42,016,067 for the six months ended December 31, 2025. The decrease in cost of revenue is in line with decrease in sales.

Gross Profit

The following tables show the revenue, cost of revenue and gross profit of our products (dollars in thousands).

Three Months Ended December 31, 2025
Revenue	Cost of revenue	Gross profit	Gross profit %
$20,287	$16,812	$3,475	17.1%

Three Months Ended December 31, 2024
Revenue	Cost of revenue	Gross profit	Gross profit %
$41,828	$34,105	$7,723	18.5%

Six Months Ended December 31, 2025
Revenue	Cost of revenue	Gross profit	Gross profit %
$50,637	$42,016	$8,621	17.0%

Six Months Ended December 31, 2024
Revenue	Cost of revenue	Gross profit	Gross profit %
$81,166	$65,769	$15,397	19.0%

Gross profit decreased by $4,247,970, or 55.0%, from $7,722,571 for the three months ended December 31, 2024, to $3,474,601 for the three months ended December 31, 2025, while our gross margin decreased from 18.5% to 17.1%. The decrease in gross margin was primarily due to changes in product mix with less higher margin products being sold during the three months ended December 31, 2025.

Gross profit decreased by $6,775,576, or 44.0%, from $15,396,949 for the six months ended December 31, 2024, to $8,621,373 for the six months ended December 31, 2025, while our gross margin decreased from 19.0% to 17.0%. The decrease in gross margin was primarily due to changes in product mix with less higher margin products being sold during the six months ended December 31, 2025.

Operating Expenses

Operating expenses decreased by $4,733,158 or 31.4%, from $15,082,626 for the three months ended December 31, 2024 to $10,349,468 for the three months ended December 31, 2025. Operating expenses decreased by $9,828,324 or 35.1%, from $28,019,873 for the six months ended December 31, 2024 to $18,191,549 for the six months ended December 31, 2025.

Our sales and marketing expenses mainly consist of employee salaries and benefits, marketing expenses, travel expenses, and other miscellaneous expenses.

Sales and marketing expenses decreased by $585,336, or 28.4%, from $2,061,664 for the three months ended December 31, 2024 to $1,476,328 for the three months ended December 31, 2025. The decrease in sales and marketing expenses was primarily due to a (i) decrease in brand marketing activities of $0.2 million comparing the three months ended December 31, 2025 and 2024, (ii) decrease in trade show costs of $0.2 million comparing the three months ended December 31, 2025 and 2024 and (iii) decrease in travelling expense of $0.1 million as a result of less travelling activities during the three months ended December 31, 2025.

Sales and marketing expenses decreased by $2,012,739, or 39.8%, from $5,053,911 for the six months ended December 31, 2024 to $3,041,172 for the six months ended December 31, 2025. The decrease in sales and marketing expenses was primarily due to a decrease in (i) stock-based compensation expense of $0.9 million comparing the six months ended December 31, 2025 and 2024, (ii) decrease in travelling expense of $0.5 million as a result of less travelling activities during the six months ended December 31, 2025, (iii) decrease in brand marketing activities of $0.3 million comparing the six months ended December 31, 2025 and 2024, and (iv) decrease in trade show costs of $0.3 million comparing the six months ended December 31, 2025 and 2024.

Credit loss expenses increased slightly by $25,203, or 0.6%, from $4,183,998 for the three months ended December 31, 2024, to $4,209,201 for the three months ended December 31, 2025.

Credit loss expenses decreased by $1,312,626, or 18.0%, from $7,286,079 for the six months ended December 31, 2024, to $5,973,453 for the six months ended December 31, 2025. The decrease is due to more collection of customer payments from repayment plan negotiated and thus less allowance for credit losses were provided as of December 31, 2025.

Our general and administrative expenses consist of employees’ salaries and benefits, rental expense, professional fees, stock-based compensation expenses and other administrative expenses. General and administrative expenses decreased by $4,173,025, or 47.2%, from $8,836,964 for the three months ended December 31, 2024, to $4,663,939 for the three months ended December 31, 2025. The decrease was primarily due to (i) decrease in payroll of $1.6 million comparing the three months ended December 31, 2025 and 2024 as a result of decrease in headcount of North America, (ii) decrease in stock-based compensation expense of $0.7 million for the three months ended December 31, 2025 as a result of drop in headcount in North America, (iii) decrease in legal and professional fees of $0.5 million for the three months ended December 31, 2025 as a result of cost reduction in North America, (iv) decrease of $1.7 million of miscellaneous administrative expenses from North America as a result of drop in headcount and cost reduction for the three months ended December 31, 2025, offset by $0.3 million increase of general administrative expenses from Ispire Malaysia from growth of operations during the three months ended December 31, 2025.

General and administrative expenses decreased by $6,502,959, or 41.5%, from $15,679,883 for the six months ended December 31, 2024, to $9,176,924 for the six months ended December 31, 2025. The decrease was primarily due to (i) decrease in payroll of $2.8 million comparing the six months ended December 31, 2025 and 2024 as a result of decrease in headcount of North America, (ii) decrease in legal and professional fees of $1.0 million for the six months ended December 31, 2025 as a result of cost reduction in North America, (iii) decrease in stock-based compensation expense of $0.8 million for the six months ended December 31, 2025 as a result of drop in headcount in North America, and (ii) decrease of $1.9 million of miscellaneous administrative expenses from North America as a result of drop in headcount and cost reduction for the six months ended December 31, 2025.

Other income (expense), net

Other income (expense), net includes interest income, interest expense, exchange loss, net and other (expense) income.

Interest income increased by $45,167, from $59,755 for the three months ended December 31, 2024, to $104,922 for the three months ended December 31, 2025. Interest income increased by $140,553, from $59,841 for the six months ended December 31, 2024, to $200,394 for the six months ended December 31, 2025. The increase in interest income is mainly due to charging late fees from customers.

Interest expense increased by $87,118, from $13,073 for the three months ended December 31, 2024, to $100,191 for the three months ended December 31, 2025. Interest expense increased by $187,830, from $24,537 for the six months ended December 31, 2024, to $212,367 for the six months ended December 31, 2025. The increase in interest expense is mainly due to borrowing engaged in February 2025.

Other income, net mainly consists of loss on equity method investment, credits from company credit card and other miscellaneous expenses. Other income, net changed by $63,640, or 319.3%, from net income of $19,934 for the three months ended December 31, 2024 to net income of $83,574 for the three months ended December 31, 2025. Other income, net changed by $25,342, or 66.1%, from net income of $38,333 for the six months ended December 31, 2024 to net income of $12,991 for the six months ended December 31, 2025.

Exchange gain, net changes by $535,410, or 218.4%, from net exchange loss $245,173 for three months ended December 31, 2024, to net exchange gain of $290,237 for three months ended December 31, 2025. Exchange gain, net changes by $427,627, or 335.2%, from net exchange loss $127,588 for six months ended December 31, 2024, to net exchange gain of $300,039 for six months ended December 31, 2025.

As a result of these factors, total other income (expense), net increased by $557,099, from other expense, net of $178,557 for three months ended December 31, 2024, to other income, net of $378,542 for three months ended December 31, 2025. Total other income (expense), net increased by $355,008, from other expense, net of $53,951 for six months ended December 31, 2024, to other income, net of $301,057 for six months ended December 31, 2025.

Income Taxes

Income taxes decreased by $353,445 or 76.8%, from $460,031 for three months ended December 31, 2024, to $106,586 for three months ended December 31, 2025. Income taxes decreased by $324,129 or 35.4%, from $916,784 for six months ended December 31, 2024, to $592,655 for six months ended December 31, 2025. We had a consolidated net loss for both three and six months ended December 31, 2025 and 2024, which was the combined effect of a profit by Aspire Science, a loss by Aspire North America and Ispire Malaysia. The profit from Aspire Science resulted in a current tax expense. The increase in valuation allowance reflects our view that the taxable income in the future will not be sufficient to utilize the carryforward loss.

Net Loss

As a result of the foregoing, net loss decreased by $1,395,732, from net loss of $7,998,643, or $(0.14) per share, for the three months ended December 31, 2024, to a net loss of $6,602,911, or $(0.12) per share, for the three months ended December 31, 2025. Net loss decreased by $3,731,885, from net loss of $13,593,659, or $(0.24) per share, for the six months ended December 31, 2024, to a net loss of $9,861,774, or $(0.17) per share, for the six months ended December 31, 2025.

Liquidity and Capital Resources

The following table summarizes our changes in working capital from June 30, 2025 to December 31, 2025 (dollars in thousands).

	December 31, 2025	June 30, 2025	Change	% Change
Current Assets	$63,652	$72,908	$(9,256)	(12.7)%
Current Liabilities	60,190	72,540	(12,350)	(17.0)%
Working Capital	3,462	368	3,094	840.8%

The following table sets forth information as to consolidated cash flow information for the six months ended December 31, 2025 and 2024 (dollars in thousands).

	Six Months Ended December 31,
Consolidated cash flow data:	2025	2024	Increase (Decrease)
Net cash (used in) provided by operating activities	$(5,150)	$428	$(5,578)
Net cash used in investing activities	(903)	(1,104)	201
Net cash used in financing activities	(683)	-	(683)
Net decrease in cash	$(6,736)	$(676)	$(6,060)

Net cash flow used in operating activities for the six months ended December 31, 2025, of $5.2 million, reflected our net loss of $9.9 million, adjusted primarily as follows: add back of impairment of account receivable of $6.0 million, add back of share-based compensation expense of $1.8 million, add back of inventory impairment expense of $1.5 million, a decrease in accounts receivable of $3.2 million, offset by a decrease in accounts payable and accounts payable – related party of $7.0 million and an increase in prepaid expenses and other current assets of $1.0 million.

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

Net cash flow used in investing activities for the six months ended December 31, 2025, of $0.9 million reflected primarily investment in joint venture of $0.5 million and capitalized costs of patents of $0.3 million.

Net cash flow used in investing activities for the six months ended December 31, 2024, of $1.1 million reflected primarily purchase of property, plant and equipment of $0.3 million and capitalized costs of patents of $0.8 million.

Net cash flow generated from financing activities for the six months ended December 31, 2025, of $0.7 million reflected primarily repayment of borrowing of $0.6 million.

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

Contractual Obligations

As of December 31, 2025 and June 30, 2025, we had contract liabilities of $4,971,135 and $4,861,250, respectively. These liabilities are advance deposits received from customers after an order has been placed. We expect all of the contract liabilities to be settled in less than one year.

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

The balances for the right-of-use assets and lease liabilities where we are the lessee are presented as follows:

	As of	As of
	December 31, 2025	June 30, 2025
Operating lease right-of-use assets	$4,335,355	$5,030,005

Operating lease liabilities – current	$1,659,698	$1,838,815
Operating lease liabilities – non-current	2,642,156	3,267,522
Total	$4,301,854	$5,106,337

The Company had no impairment of operating lease right-of-use assets during the three and six months ended December 31, 2025 and 2024.

As of December 31, 2025, the maturities of our lease liabilities (excluding short-term leases) are as follows:

As of December 31, 2025
January 1, 2026 to June 30, 2026	$1,071,457
July 1, 2026 to June 30, 2027	1,610,545
July 1, 2027 to June 30, 2028	805,712
July 1, 2028 to June 30, 2029	725,036
July 1, 2029 to June 30, 2030	483,357
Total future lease payments	4,696,107
Less: imputed interest	(394,253)
Total lease liabilities	$4,301,854

As of December 31, 2025, we have a borrowing balance of $1,378,744 outstanding. The maturities of our borrowing are as follows:

As of December 31, 2025
January 1, 2026 to December 31, 2026	1,146,766
January 1, 2026 to December 31, 2027	231,978
Total borrowing	1,378,744

As of December 31, 2025, we recorded an unpaid $5.3 million consideration in accrued liabilities and other payables on the unaudited condensed consolidated balance sheet for a committed investment of $9 million into a joint venture investment named IKE Tech LLC.

Trend Information

Other than as disclosed elsewhere in this Quarterly Report, we are not aware of any trends, uncertainties, demands, commitments, or events that are reasonably likely to have a material effect on our net revenues, income from operations, profitability, liquidity or capital resources, or that would cause reported financial information not necessarily to be indicative of future operating results or financial condition.

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

ITEM 4: Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2025, due to (1) the lack of controls needed to enable us to evaluate significant estimates, including (i) the sufficiency of inventory reserve for slow-moving inventories and (ii) the credit loss history and use of it to evaluate the sufficiency of credit loss reserve for accounts receivable under the Topic 326; (2) the lack of sufficient personnel with appropriate levels of accounting knowledge and experience to address complex U.S. GAAP accounting issues and to prepare and review financial statements and related disclosures under U.S. GAAP, which resulted in restatements of certain unaudited/audited financial statements prior to the fiscal year ended June 30, 2025; and (3) the lack of IT general controls regarding cyber security governance, logical access security and service organization management.

Changes in Internal Control over Financial Reporting

During the three months ended December 31, 2025, we have continued to develop and implement internal controls over financial reporting particularly in view of the material weakness described above.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended December 31, 2025, the Company did not conduct any unregistered sales of equity securities.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Pursuant to the share repurchase program approved by the Company’s board of directors on January 20, 2025, for a period of 24 months, the Company may repurchase up to $10 million of the currently outstanding shares of the Company’s common stock. This approval authorized the Company to enter into a repurchase program to purchase shares of the Company’s common stock (i) in the open market, (ii) in privately negotiated transactions, (iii) block purchases, or (iv) otherwise in accordance with applicable federal securities laws, including Rule 10b-18 of the Exchange Act. During the quarterly period ended December 31, 2025, the Company did not repurchase any shares of its common stock.

ISSUER PURCHASES OF EQUITY SECURITIES(1)
Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October (October 1, 2025 - October 31, 2025)	-	-	-	$9,894,555
November (November 1, 2025 - November 30, 2025)	-	-	-	$9,894,555
December (December 1, 2025 - December 31, 2025)	-	-	-	$9,894,555
Total	-	-	-	$9,894,555

(1)	On January 20, 2025, the Company’s board of directors authorized the Company’s entry into a program to repurchase up to $10 million of shares of the Company’s Common Stock, as previously disclosed in the Company’s Current Report on Form 8-K filed with the SEC on January 22, 2025. The board of directors’ authorization to enter into such a repurchase program expires on January 20, 2027.

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

Date: February 6, 2026	ISPIRE TECHNOLOGY INC.

	By:	/s/ Michael Wang
Michael Wang
Co-Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Jie Yu
Jie Yu
Chief Financial Officer
(Principal Financing and Accounting Officer)