Form 10-Q
period 2026-03-31
Ispire Technology Inc.
filed 2026-05-07
CIK 1948455

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

☐ Yes ☒ No

As of May 7, 2026, there were 57,399,396 shares of common stock outstanding.

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

The words “may,” “will,” “could,” “would,” “should,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “potential” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements include, among other things, statements about:

●	our goals and growth strategies;

●	our expectations regarding demand for and market acceptance of our brand and platforms;

●	our expectations regarding continued reductions in operating expenses and our ability to achieve positive cash flows;

●	our future business development, results of operations and financial condition;

●	the actual timing for and results of the PMTAs described herein, and other FDA review of our products in development

●	our ability to successfully operate our manufacturing facility in Malaysia;

●	our ability to establish material relationships with suppliers other than Shenzhen Yi Jia Technology Co., Limited (“Shenzhen Yi Jia”);

●	the effect of regulations, both positive and negative, relating to the production, export, marketing and sale of vaping and nicotine pouch products in the United States, China, Malaysia and other countries;

●	our ability to maintain and improve our infrastructure necessary to operate our business;

●	competition in the vaping and nicotine pouch industry;

●	the expected growth of, and trends in, the markets for our products and services in the markets in which jurisdictions that we sell our products;

●	the effect of supply chain issues on our ability to manufacture and our ability and the ability of our distributors to distribute product;

●	the development of a market for cannabis vaping products and our ability to market cannabis products to adult users;

ii

●	our ability to compete successfully in selling both tobacco and cannabis vapor products, the expected growth of, and trends in, the markets for our products and services in jurisdictions that we sell or plan to sell our products;

●	government policies and regulations relating to our operations, including regulations relating to the sale and distribution of our vaping products and those relating to manufacturing operations;

●	our ability to develop and maintain effective disclosure controls and procedures, and internal controls over financial reporting;

●	our ability to comply with the continued listing standards of the Nasdaq Capital Market;

●	our ability to attract and retain qualified senior management personnel and research and development staff;

●	the volatility of our operating results and financial condition and the price of our common stock;

●	the prospects of our IKE Tech LLC joint venture with Touch Point Worldwide Inc. d/b/a Berify and Chemular Inc;

●	general economic and business condition in China and elsewhere;

●	assumptions underlying or related to any of the foregoing; and

●	other risks and uncertainties, including those listed in the “Risk Factors” section of this this Quarterly Report and our Annual Report on Form 10-K for the fiscal year ended June 30, 2025, filed with the SEC on September 15, 2025.

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

iii

PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements

ISPIRE TECHNOLOGY INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In $USD, except share and per share data)

	March 31, 2026	June 30, 2025
Assets
Current assets:
Cash	$18,033,652	$24,351,765
Restricted cash	50,000	-
Accounts receivable, net	28,651,558	39,664,145
Inventories	5,480,044	6,647,970
Prepaid expenses and other current assets	3,523,741	2,244,505
Total current assets	55,738,995	72,908,385
Non-current assets:
Accounts receivable, net of current portion	-	7,367,158
Property, plant and equipment, net	2,665,534	2,952,800
Intangible assets, net	2,601,408	2,232,620
Right-of-use assets – operating leases	3,855,373	5,030,005
Other investment	2,000,000	2,000,000
Equity method investment	8,839,130	9,515,546
Other non-current assets	210,617	210,617
Total non-current assets	20,172,062	29,308,746
Total assets	$75,911,057	$102,217,131
Liabilities and stockholders’ (deficit)/equity
Current liabilities
Accounts payable	$5,005,033	$4,172,476
Accounts payable – related party	38,159,288	52,420,256
Contract liabilities	3,043,470	4,861,250
Accrued liabilities and other payables	6,003,509	8,099,991
Borrowing – current portion	1,092,052	1,146,766
Operating lease liabilities – current portion	1,546,770	1,838,815
Total current liabilities	54,850,122	72,539,554

Non-current liabilities:
Amount due to a related party	35,000,000	25,000,000
Borrowing – net of current portion	-	805,361
Operating lease liabilities – net of current portion	2,265,347	3,267,522
Total non-current liabilities	37,265,347	29,072,883
Total liabilities	92,115,469	101,612,437

Commitments and contingencies

Stockholders’ (deficit)/equity:
Common stock, par value $0.0001 per share; 140,000,000 shares authorized; 57,399,396 and 57,193,734 shares issued and outstanding as of March 31, 2026 and June 30, 2025	5,740	5,719
Treasury stock, at cost	(60,488)	(60,488)
Additional paid-in capital	51,541,046	48,833,601
Accumulated deficit	(67,450,024)	(48,065,267)
Accumulated other comprehensive loss	(240,686)	(108,871)
Total stockholders’ (deficit)/equity	(16,204,412)	604,694
Total liabilities and stockholders’ (deficit)/equity	$75,911,057	$102,217,131

See notes to unaudited condensed consolidated financial statements.

ISPIRE TECHNOLOGY INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS

(In $USD, except share and per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025

Revenue	$18,685,501	$26,190,725	$69,322,941	$107,356,898

Cost of revenue	16,694,576	21,414,820	58,710,643	87,184,044

Gross profit	1,990,925	4,775,905	10,612,298	20,172,854

Operating expenses:
Sales and marketing expenses	1,091,907	1,656,527	4,133,079	6,710,438
Credit loss expenses	5,564,497	6,103,688	11,537,950	13,389,767
General and administrative expenses	4,818,256	7,601,131	13,995,180	23,281,014

Total Operating expenses	11,474,660	15,361,346	29,666,209	43,381,219

Loss from operations	(9,483,735)	(10,585,441)	(19,053,911)	(23,208,365)

Other income (expense):
Interest income	52,971	3,480	253,365	63,321
Interest expense	(87,215)	(35,646)	(299,582)	(60,183)
Exchange (loss) gain, net	(30,294)	24,341	269,745	(103,247)
Other income (expense), net	202,697	(86,239)	215,688	(47,906)

Total Other income (expense), net	138,159	(94,064)	439,216	(148,015)

Loss before income taxes	(9,345,576)	(10,679,505)	(18,614,695)	(23,356,380)

Income taxes	(177,407)	(176,990)	(770,062)	(1,093,774)

Net loss	$(9,522,983)	$(10,856,495)	$(19,384,757)	$(24,450,154)

Other comprehensive loss
Foreign currency translation adjustments	(10,490)	(2,860)	(131,815)	(84,327)
Comprehensive loss	$(9,533,473)	$(10,859,355)	$(19,516,572)	$(24,534,481)

Net loss per share
Basic and diluted	$(0.17)	$(0.19)	$(0.34)	$(0.43)

Weighted average shares outstanding:
Basic and diluted	57,293,826	57,003,488	57,269,726	56,752,454

See notes to unaudited condensed consolidated financial statements.

ISPIRE TECHNOLOGY INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT)/EQUITY

(In $USD, except share and per share data)

	Common Stock			Additional		Accumulated Other	Total
	Number of Shares	Amount	Treasury Stock	Paid-in Capital	Accumulated Deficit	Comprehensive Loss	Stockholders’ (Deficit)/Equity

Balance, January 1, 2026	57,289,864	$5,729	$(105,489)	$50,593,580	$(57,927,041)	$(230,196)	$(7,663,417)

Net loss	-	-	-	-	(9,522,983)	-	(9,522,983)

Issuance of common stock for equity incentives	126,578	13	-	234,991	-	-	235,004

Stock based compensation expenses	-	-	-	757,474	-	-	757,474

Cancellation of common stock	(17,046)	(2)	45,001	(44,999)	-	-	-

Foreign currency translation adjustment	-	-	-	-	-	(10,490)	(10,490)

Balance, March 31, 2026	57,399,396	$5,740	$(60,488)	$51,541,046	$(67,450,024)	$(240,686)	$(16,204,412)

Balance, January 1, 2025	56,677,982	$5,668	$-	$46,670,244	$(22,418,700)	$(23,124)	$24,234,088

Net loss	-	-	-	-	(10,856,495)	-	(10,856,495)

Issuance of common stock for equity incentives	458,473	46	-	126,732	-	-	126,778

Stock based compensation expenses	-	-	-	1,344,099	-	-	1,344,099

Common stock repurchase	-	-	(60,488)	-	-	-	(60,488)

Foreign currency translation adjustment	-	-	-	-	-	(2,860)	(2,860)

Balance, March 31, 2025	57,136,455	$5,714	$(60,488)	$48,141,075	$(33,275,195)	$(25,984)	$14,785,122

	Common Stock			Additional		Accumulated Other	Total
	Number of Shares	Amount	Treasury Stock	Paid-in Capital	Accumulated Deficit	Comprehensive (Loss)/Income	Stockholders’ Equity/(Deficit)

Balance, July 1, 2025	57,193,734	$5,719	$(60,488)	$48,833,601	$(48,065,267)	$(108,871)	$604,694

Net loss	-	-	-	-	(19,384,757)	-	(19,384,757)

Issuance of common stock for equity incentives	222,708	23	-	475,965	-	-	475,988

Stock based compensation expenses	-	-	-	2,276,479	-	-	2,276,479

Common stock repurchase	-	-	(45,001)	-	-	-	(45,001)

Cancellation of common stock	(17,046)	(2)	45,001	(44,999)	-	-	-

Foreign currency translation adjustment	-	-	-	-	-	(131,815)	(131,815)

Balance, March 31, 2026	57,399,396	$5,740	$(60,488)	$51,541,046	$(67,450,024)	$(240,686)	$(16,204,412)

Balance, July 1, 2024	56,470,636	$5,647	$-	$43,217,391	$(8,825,041)	$58,343	$34,456,340

Net loss	-	-	-	-	(24,450,154)	-	(24,450,154)

Issuance of common stock for equity incentives	665,819	67	-	1,281,532	-	-	1,281,599

Stock based compensation expenses	-	-	-	3,642,152	-	-	3,642,152

Common stock repurchase	-	-	(60,488)	-	-	-	(60,488)

Foreign currency translation adjustment	-	-	-	-	-	(84,327)	(84,327)

Balance, March 31, 2025	57,136,455	$5,714	$(60,488)	$48,141,075	$(33,275,195)	$(25,984)	$14,785,122

See notes to unaudited condensed consolidated financial statements.

ISPIRE TECHNOLOGY INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In $USD, except share and per share data)

	Nine Months Ended March 31,
	2026	2025

Net loss	$(19,384,757)	$(24,450,154)
Adjustments to reconcile net loss to net cash (used in)/provided by operating activities:
Depreciation and amortization	691,894	592,280
Credit loss expenses	11,537,950	13,389,767
Right-of-use assets amortization	1,172,118	1,001,101
Stock-based compensation expenses	2,752,467	4,923,751
Inventory impairment	2,386,751	73,692
Loss from equity method investment	676,416	407,028
Debt issuance cost amortization	96,937	-
Changes in operating assets and liabilities:
Accounts receivable	6,841,795	(14,080,837)
Inventories	(1,218,825)	(1,485,433)
Prepaid expenses and other current assets	(1,332,448)	(715,969)
Accounts payable and accounts payable – related party	(3,428,411)	10,962,439
Contract liabilities	(1,817,780)	(756,872)
Accrued liabilities and other payables	(876,774)	(969,068)
Operating lease liabilities	(1,291,706)	(961,244)
Net cash used in operating activities	(3,194,373)	(12,069,519)

Cash flows from investing activities:
Purchase of property, plant and equipment	(324,225)	(140,956)
Capitalized costs for patents	(449,191)	(781,254)
Investment in joint venture	(1,298,311)	(767,285)
Net cash used in investing activities	(2,071,727)	(1,689,495)

Cash flows from financing activities:
Common stock repurchase	(45,001)	(60,488)
Proceeds from long term debt	-	2,339,362
Repayment of borrowing	(957,012)	-
Net cash (used in)/provided by financing activities	(1,002,013)	2,278,874

Net decrease in cash	(6,268,113)	(11,480,140)
Cash – beginning of period	24,351,765	35,071,294
Cash and restricted cash– end of period	$18,083,652	$23,591,154
Reconciliation of cash and restricted cash
Cash	18,033,652	23,518,560
Restricted cash	50,000	72,594
Total cash and restricted cash	$18,083,652	$23,591,154
Supplemental non-cash investing and financing activities
Reclassification of accounts receivable – noncurrent to accounts receivable	$6,934,364	$-
Reclassification of accounts payable – related party to amount due to a related party	$10,000,000	$-
Leased assets obtained in exchange for operating lease liabilities	$-	$2,771,082
Unpaid long term investment in accrued liabilities and other payables	$-	$8,232,715
Supplemental disclosures
Cash paid for income taxes	$1,614,273	$1,413,533
Cash paid for interest	$299,582	$60,183

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

Aspire Global and the Company are related parties since the same individual is the chief executive officer of both companies. As of March 31, 2026, the chief executive officer and his wife, being directors of both companies, owned 66.5% and 5.0% of the equity of Aspire Global, respectively. As of March 31, 2026, they owned 57.9% and 4.4% of the equity of the Company, respectively. On July 29, 2022, Aspire Global transferred 100% of the equity interest in Aspire North America to the Company. On the same day, Aspire Holdings transferred 100% of the equity of Aspire Science to Ispire International. At the time of transfer of the equity in Aspire North America and Aspire Science, the Company had the same stockholders as Aspire Global, and the Company’s stockholders held the same percentage interest in the Company as they had in Aspire Global. Because the transfer of the equity in Aspire North America and Aspire Science is a transfer between related parties, the historical financial information of the subsidiaries is carried forward as the historical financial information of the Company and the 50,000,000 shares that were issued at or about the time of the Company’s organization are treated as being outstanding on July 1, 2020.

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

The following table sets forth information concerning the Company and its subsidiaries as of March 31, 2026:

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The unaudited condensed consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present a fair statement of the Company’s consolidated financial position as of March 31, 2026 and the results of operations for the three and nine months ended March 31, 2026 and 2025. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the United States Securities and Exchange Commission (“SEC”) and accordingly do not include all of the disclosures normally made in the Company’s annual consolidated financial statements. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended June 30, 2025.

The unaudited condensed consolidated balance sheet as of June 30, 2025 has been derived from the audited consolidated financial statements at such date. The results of operations for the three and nine months ended March 31, 2026 are not necessarily indicative of the results of operations that may be expected for any other interim periods or for the year ending June 30, 2026.

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

When management determines that certain inventories may not be saleable, or there is an indicator that certain inventory costs may exceed expected market value, the Company will record the difference between the cost and the net realizable value as a write down of inventories. The net realizable value is determined based on the estimated selling price, in the ordinary course of business, less estimated costs necessary to make the sale. The Company records an allowance for slow moving and potentially obsolete inventory based upon recent sales history, the quantity of inventory on-hand, and an estimate of expected sellable life of the inventory. The Company periodically reviews inventory to identify slow moving inventories and compares the forecast sales with the quantities and expected sellable life of inventory. Any inventories identified during this process are reserved for at rates based upon management’s judgment and historical rates. The quantity thresholds and reserve rates are based on management’s judgment and knowledge of current and projected demand. The reserve estimates may, therefore, be revised if there are changes in the overall market for the Company’s products or market changes that in management’s judgment, impact its ability to sell potentially obsolete inventory. The write-down of inventories was $849,313 and zero for the three months ended March 31, 2026 and 2025, respectively. The write-down of inventories was $2,386,751 and $73,692 for the nine months ended March 31, 2026 and 2025, respectively.

Intangible assets, net

Intangible assets refer to capitalized external costs, such as filing fees and associated attorney fees, incurred to obtain issued patents and patent license rights. The Company expenses costs associated with maintaining patents subsequent to their issuance in the period incurred. Capitalized patent costs are amortized on a straight-line basis over estimated useful lives of 15 – 20 years, which are based on the length of the license agreements as the Company expects to receive economic benefits over that time. The Company assesses the potential impairment to capitalized patent costs when events or changes in circumstances indicate that the carrying amount of our patent portfolio may not be recoverable. $156,349 and $0 of patent fees were capitalized during the three months ended March 31, 2026 and 2025. $449,191 and $781,254 of patent fees were capitalized during the nine months ended March 31, 2026 and 2025. The amortization of the intangible assets was $28,978 and $21,627 for the three months ended March 31, 2026 and 2025 respectively. The amortization of the intangible assets was $80,403 and $58,180 for the nine months ended March 31, 2026 and 2025 respectively. The amortization expenses were included in the general and administrative expenses.

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

Disaggregated Revenue

The Company has taken into consideration the nature, amount, timing, and uncertainty of revenue and cash flows, and has determined to disaggregate its net sales by region. The net sales disaggregated by region for the three and nine months ended March 31, 2026 and 2025, were as follows:

	Three months ended March 31,		Nine months ended March 31,
	2026	2025	2026	2025
Europe	$11,801,318	$13,235,728	$47,283,903	$59,174,779
North America (the U.S. and Canada)	3,295,861	8,788,476	10,371,364	29,441,624
Asia Pacific (excluding PRC)	2,774,049	2,965,023	7,673,386	10,453,766
Others	814,273	1,201,498	3,994,288	8,286,729
Total	$18,685,501	$26,190,725	$69,322,941	$107,356,898

Cost of revenue

Cost of revenue for the three and nine months ended March 31, 2026 and 2025 consisted primarily of the cost of purchasing vaping products, freight-in cost, which were mostly purchased from a related party, see Note 11, and inventory impairment.

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

Earnings per share

The Company computes earnings per share (“EPS”) in accordance with ASC 260, Earnings per Share. ASC 260 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as net loss divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (for example, convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potentially dilutive shares could dilute basic EPS in the future that were not included in the computation of diluted EPS because to do so would have been antidilutive for the nine months ended March 31, 2026 and 2025. Potentially dilutive shares were as follows:

	As of March 31,	As of March 31,
Dilutive securities:	2026	2025
Share options	1,543,750	2,302,709
Unvested restricted stock units	582,980	669,993
Warrants	173,211	173,211
Total	2,299,941	3,145,913

Segment reporting

Based on the criteria established by ASC 280, and ASU 2023-07 that Company adopted during the year ended June 30, 2025, the Company’s chief operating decision maker (“CODM”) has been identified as its Co-Chief Executive Officers, who review the consolidated results when making decisions about allocating resources and assessing performance of the Company as a whole and hence, the Company has only one reportable segment. The Company does not distinguish between markets or segments for the purpose of internal reporting. Therefore, no geographical segments are presented. For the three and nine months ended March 31, 2026 and 2025, the reportable segment revenue, segment profit or loss and significant segment expenses are the same as unaudited condensed consolidated comprehensive loss statement.

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

Customer and Supplier Concentration

(a) Customers

For the three and nine months ended March 31, 2026 and 2025, the Company’s major customers, who accounted for more than 10% of the Company’s consolidated revenue, were as follows:

	Three months ended March 31,		Nine months ended March 31,
	2026	2025	2026	2025
Major Customers
Customer A	23%	23%	29%	24%
Customer B	19%	*	17%	*
Customer C	14%	*	*	*

*	Represented less than 10% of consolidated revenue.

(b) Suppliers

For the three months and nine ended March 31, 2026 and 2025, the Company’s suppliers, who accounted for more than 10% of the Company’s total purchases, were as follows:

	Three months ended March 31,		Nine months ended March 31,
	2026	2025	2026	2025
Major Suppliers
Supplier D	84%	87%	91%	93%

(1)	Major supplier D is Shenzhen Yi Jia, a Chinese company that is 95% owned by the Company’s co-chief executive officer and principal stockholder. See Note 11.

Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and accounts receivable. The Company maintains its cash in financial institutions. Accounts at United States financial institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. Accounts at Malaysian financial institutions are insured by the Perbadanan Insurans Deposit Malaysia (“PIDM”) up to RM 250,000. The Hong Kong Deposit Protection Board pays compensation up to a limit of Hong Kong Dollar (“HKD”) 800,000. The Company may carry cash balances at financial institutions in excess of the insured limits. The amount in excess of the deposit insurance as of March 31, 2026 and June 30, 2025 was $17,716,474 and $23,939,618. The Company has not experienced losses on these accounts and management believes, based upon the quality of the financial institutions, that the credit risk with regard to these deposits is not significant.

As of March 31, 2026 and June 30, 2025, the Company’s customers, whose accounts receivable balances accounted for more than 10% of the Company’s total accounts receivable, net, were as follows:

	As of March 31,	As of June 30,
Customers	2026	2025
E	16%	17%
F	13%	16%

NOTE 3. CASH AND RESTRICTED CASH

Below is a breakdown of the Company’s cash balances in banks as of March 31, 2026 and June 30, 2025, both by geography and by currencies (translated into U.S. dollars):

	As of March 31,	As of June 30,
By Geography:	2026	2025
Cash in HK	$17,520,879	$23,336,668
Cash in U.S.	152,345	824,852
Cash in Malaysia	360,428	190,245
Total	$18,033,652	$24,351,765

By Currency:
USD	$8,006,142	$14,675,591
RM	190,201	101,743
HKD	74,028	139,691
EUR	12,211	11,097
GBP	23,130	24,091
RMB	9,727,940	9,399,552
Total	$18,033,652	$24,351,765

“HKD” refers to Hong Kong dollars, “GBP” refers to British pounds, “EUR” refers to Euros, “RM” refers to Malaysia ringgit, and “RMB” refers to Renminbi.

As of March 31, 2026 and June 30, 2025, there was restricted cash totaling $50,000 and $0, respectively, and was included in the U.S. in USD. These amounts are excluded from the cash and restricted cash totals presented in the table above. It represents a collateral account at a bank for standby letter of credit as required by the customs department.

NOTE 4. ACCOUNTS RECEIVABLE, NET

As of March 31, 2026 and June 30, 2025, accounts receivable consisted of the following:

	As of March 31,	As of June 30,
	2026	2025
Accounts receivable – gross	$50,151,620	$65,002,773
Allowance for credit losses	(21,500,062)	(17,971,470)
Accounts receivable, net	$28,651,558	$47,031,303

The Company recorded $5,564,497 and $6,103,688 credit loss expenses for the three months ended March 31, 2026 and 2025, respectively. The Company recorded $11,537,950 and $13,389,767 credit loss expenses for the nine months ended March 31, 2026 and 2025, respectively. For the three months ended March 31, 2026 and 2025, the Company wrote off accounts receivable against allowance for credit losses of $4,928,756 and $2,823,560, respectively. For the nine months ended March 31, 2026 and 2025, the Company wrote off accounts receivable against allowance for credit losses of $8,009,358 and $4,689,765, respectively. As of March 31, 2026, there were $6,934,364 accounts receivable – noncurrent reclassified to accounts receivable as its payment term is within one year. As of June 30, 2025, there were $7,367,158 accounts receivable reclassified to accounts receivable – noncurrent due to payment term extension arrangements with customers.

Activity in the allowance for credit losses is below:

	Nine Months Ended March 31,
	2026	2025
Balance at July 1	$17,971,470	$5,885,238
Provision for expected losses	11,537,950	13,389,767
Write-offs charged against the allowance	(8,009,358)	(4,689,765)
Balance at March 31	21,500,062	14,585,240

NOTE 5. PREPAID EXPENSES AND OTHER CURRENT ASSETS

As of March 31, 2026 and June 30, 2025, prepaid expenses and other current assets consisted of the following:

	As of March 31,	As of June 30,
	2026	2025
Prepayment for inventory purchases	$1,195,213	$1,133,083
Prepayments	126,301	270,545
Other receivable	777,224	322,690
Deposits paid	256,995	194,390
Prepaid provisional tax	1,168,008	323,797
Total	$3,523,741	$2,244,505

NOTE 6. PROPERTY, PLANT AND EQUIPMENT, NET

As of March 31, 2026 and June 30, 2025, property, plant and equipment consisted of the following:

	As of March 31,	As of June 30,
	2026	2025
Leasehold improvements	$816,894	$817,327
Office and other equipment	1,655,748	1,648,733
Furniture and fixtures	905,271	877,685
Construction-in-progress	1,184,976	894,919
	4,562,889	4,238,664
Less: accumulated depreciation	(1,897,355)	(1,285,864)
Total	$2,665,534	$2,952,800

For the three months ended March 31, 2026 and 2025, depreciation expense amounted to $181,674 and $177,328, respectively. For the nine months ended March 31, 2026 and 2025, depreciation expense amounted to $611,491 and $534,100, respectively.

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

As of March 31, 2026 and June 30, 2025, the investment in joint venture accounted for under the equity method amounted to $8,839,130 and $9,515,546, respectively. As of March 31, 2026, the Company noticed no indicator of impairment regarding the investment.

For the three months ended March 31, 2026 and 2025, the Company’s share of the joint venture’s net loss was $290,083 and $230,360, respectively. For the nine months ended March 31, 2026 and 2025, the Company’s share of the joint venture’s net loss was $676,416 and $407,028, respectively. The loss was included in “other income (expense), net” in the unaudited condensed consolidated statements of operations and comprehensive loss.

The tables below present the summarized financial information, as provided to the Company by the investee, for the unconsolidated company:

	As of March 31,	As of June 30,
	2026	2025
Current assets	$18,743,469	$20,583,827
Noncurrent assets	3,501,721	2,568,283
Current liabilities	1,062,250	278,128
Equity	21,182,940	22,873,982

	Nine Months Ended March 31,
	2026	2025
Net revenue	$-	$-
Gross profit (loss)	-	-
Loss from operations	1,691,041	1,017,570
Net loss	1,691,041	1,017,570

NOTE 8. CONTRACT LIABILITIES

As of March 31, 2026 and June 30, 2025, the Company had total contract liabilities of $3,043,470 and $4,861,250, respectively. These liabilities are advance deposits received from customers after an order has been placed. The decrease in the balance at March 31, 2026 was due to less orders on hand on that date. The amount of revenue recognized in the nine months ended March 31, 2026, that was included in the opening contract liability balance was $3,644,391.

Changes in the contract liabilities is below:

	Nine Months Ended March 31,
	2026	2025
Balance at July 1	$4,861,250	$2,218,166
Contract liabilities recognized related to advanced deposits	32,738,937	23,052,449
Revenue recognized in current period	(34,556,717)	(23,387,872)
Balance at March 31	3,043,470	1,882,743

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

The balances for the right-of-use assets and lease liabilities where the Company is the lessee are presented as follow:

	As of	As of
	March 31, 2026	June 30, 2025
Operating lease right-of-use assets	$3,855,373	$5,030,005

Operating lease liabilities – current	$1,546,770	$1,838,815
Operating lease liabilities – non-current	2,265,347	3,267,522
Total	$3,812,117	$5,106,337

The Company had no impairment of operating lease right-of-use assets during the three and nine months ended March 31, 2026 and 2025.

As of March 31, 2026, the maturities of our lease liabilities (excluding short-term leases) are as follows:

As of March 31, 2026
April 1, 2026 to June 30, 2026	$497,887
July 1, 2026 to June 30, 2027	1,585,914
July 1, 2027 to June 30, 2028	779,653
July 1, 2028 to June 30, 2029	698,977
July 1, 2029 to June 30, 2030	465,985
Total future lease payments	4,028,416
Less: imputed interest	(216,299)
Total lease liabilities	$3,812,117

The Company incurred lease costs, which include the payment of short-term leases, of $560,678 and $434,935 on the Company’s unaudited condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2026 and 2025, respectively. The Company incurred lease costs, which include the payment of short-term leases, of $1,661,331 and $1,200,668 on the Company’s unaudited condensed consolidated statements of operations and comprehensive loss for the nine months ended March 31, 2026 and 2025, respectively.

The Company made payments of $570,488 and $440,173 under the lease agreements during the three months ended March 31, 2026 and 2025, respectively. The Company made payments of $1,630,465 and $1,160,813 under the lease agreements during the nine months ended March 31, 2026 and 2025, respectively.

The weighted-average remaining lease term related to the Company’s lease liabilities as of March 31, 2026 and June 30, 2025 was 3.0 years and 3.4 years, respectively.

The discount rate related to the Company’s lease liabilities as of March 31, 2026 and June 30, 2025 was 6.1% and 6.4%, respectively. The discount rates are generally based on estimates of the Company’s incremental borrowing rate, as the discount rates implicit in the Company’s leases cannot be readily determined.

NOTE 10. ACCRUED LIABILITIES AND OTHER PAYABLES

As of March 31, 2026 and June 30, 2025, accrued liabilities and other payables consisted of the following:

	As of March 31,	As of June 30,
	2026	2025
Joint venture investment payable	$4,542,863	$5,841,174
Other payables	132,277	502,669
Accrued salaries and related benefits	73,734	372,294
Accrued expenses	875,449	1,180,982
Reserve for product returns	378,236	201,922
Other tax payable	950	950
Total	$6,003,509	$8,099,991

Joint venture investment payable refers to payable to IKE, which is a related party, please see Note 7 and Note 11 for details.

NOTE 11. RELATED PARTY TRANSACTIONS

a)	The table below sets forth the major related parties and their relationships with the Company:

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
- Aspire International Hong Kong Limited is a wholly-owned subsidiary of Aspire Global.
- Shenzhen Yi Jia, a Chinese company that is 95% owned by the Company’s Chairman and 5% by the Chairman’s cousin.
- IKE Tech LLC, a joint venture in which the Company has a 40% membership interest.
- Jin Wu Health Limited (“Jin Wu”), a joint venture in which the Company has a 49% equity interest.

b)	Tuanfang Liu is also Aspire Global’s chief executive officer and a director of both the Company and Aspire Global, and his wife, Jiangyan Zhu, is also a director of both companies. As of March 31, 2026, Mr. Liu and Ms. Zhu beneficially own 66.5% and 5.0%, respectively, of the outstanding shares of Aspire Global. As of March 31, 2026, Mr. Liu and Ms. Zhu beneficially own 57.9% and 4.4%, respectively, of the outstanding shares of the Company.

c)	For the three months ended March 31, 2026 and 2025, the majority of the Company’s tobacco and cannabis vaping products were purchased from Shenzhen Yi Jia. As of March 31, 2026 and June 30, 2025, the accounts payable – related party were $38,159,288 and $52,420,256, respectively, which was payable to Shenzhen Yi Jia. There are no fixed payment terms regarding these balances, and they are classified as current liabilities. For the three months ended March 31, 2026 and 2025, the purchases from Shenzhen Yi Jia were $14,008,888 and $17,951,993, respectively. For the nine months ended March 31, 2026 and 2025, the purchases from Shenzhen Yi Jia were $52,605,290 and $79,510,476, respectively.

d)	The amount due to a related party (non-current) balances at March 31, 2026 and June 30, 2025 represent amounts due to Shenzhen Yi Jia of $35,000,000 and $25,000,000, respectively. These balances were reclassified from accounts payable – related party as Shenzhen Yi Jia agreed not to seek repayment of this balance for twelve months starting from May 9, 2026. The balances are non-interest bearing and unsecured.

e)	As of March 31, 2026 and June 30, 2025, the Company had total accounts receivable of $399,182 and $75,147 due from IKE. For the three months ended March 31, 2026 and 2025, the Company recorded $166,615 and $33,221 in other income from IKE from charging administrative fees. For the nine months ended March 31, 2026 and 2025, the Company recorded $288,829 and $105,293 in other income from IKE from charging administrative fees.

NOTE 12. INCOME TAXES

For the three and nine months ended March 31, 2026 and 2025 loss before income taxes consists of:

	Three months ended March 31,		Nine months ended March 31,
	2026	2025	2026	2025
HK	$1,195,873	$1,083,440	$4,978,838	$6,616,549
U.S.	(9,817,528)	(11,744,739)	(21,653,578)	(28,948,956)
Malaysia	(723,921)	(18,206)	(1,939,955)	(1,023,973)
Total	$(9,345,576)	$(10,679,505)	$(18,614,695)	$(23,356,380)

Income taxes recorded for the three and nine months ended March 31, 2026 and 2025, were estimated using the discrete method. Income taxes are based on the Company’s financial results through the end of the period, as well as the related change in the valuation allowance on deferred tax assets. The Company is unable to estimate the annual effective tax rate with sufficient precision for purposes of the effective tax rate method, which requires the Company to consider a projection of full-year income and the expected change in the valuation allowance. The estimated annual effective tax rate method was not reliable due to its sensitivity to small changes to forecasted annual pre-tax earnings and the effect of the valuation allowance, which create results with significant variations in the customary relationship between income tax expense and pre-tax income for the interim periods. As a result, the Company determined that using the discrete method is more appropriate than using the annual effective tax rate method.

The Company’s effective tax rate from operations was (1.90%) and (1.66%) for the three months ended March 31, 2026 and 2025, respectively. The Company’s effective tax rate from operations was (4.14%) and (4.68%) for the nine months ended March 31, 2026 and 2025, respectively. The Company’s effective tax rate differs from the federal statutory rate of 21% in each period primarily due to the Company’s net loss position, nondeductible expenses, and valuation allowance.

Income tax expense of $177,407 and $176,990 was from income generated during the three months ended March 31, 2026 and 2025, respectively. Income tax expense of $770,062 and $1,093,774 was from income generated during the nine months ended March 31, 2026 and 2025, respectively. The Majority of income tax expenses arose from Hong Kong operations, and the remaining are state taxes from U.S. operations.

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

Restricted stock

During the three months ended March 31, 2026 and 2025, 106,578 and 38,873 shares of common stock were issued to the Company’s board of directors and service providers in settlement of restricted stock granted under the Plan, respectively. During the nine months ended March 31, 2026 and 2025, 190,718 and 206,271 shares of common stock were issued to the Company’s board of directors and service providers in settlement of restricted stock granted under the Plan, respectively. Restricted stock granted to directors were fully vested as of March 31, 2026. The Company recognized stock-based compensation expense totaling $235,004 and $126,778 during the three months ended March 31, 2026 and 2025, respectively, and $475,988 and $320,099 for the nine months ended March 31, 2026 and 2025, respectively. These expenses were related to the restricted stock issued to the Company’s board of directors and a service provider, based on the grant date fair value of the awards, excluding performance shares. There are no unrecognized compensation expenses related to the restricted stock awards granted to one service provider as of March 31, 2026.

In June 2024, the Company entered into consulting agreements with two consultants which provide for the issuance of up to 150,000 shares of common stock to each consultant (a total of 300,000 shares of common stock). Under the terms of the consulting agreements, (a) 25,000 shares of common stock vested upon execution of the consulting agreements (a total of 50,000 shares of common stock), (b) 100,000 shares of common stock will vest upon the attainment of five separate sales-based targets, in 20,000 share increments (a total of 200,000 shares of common stock), and (c) 25,000 shares of common stock will vest on October 1, 2027, if the consulting agreements have not been terminated (a total of 50,000 shares of common stock). For the three and nine months ended March 31, 2026 and 2025, the Company has not issued or vested any common stock related to this consulting agreement with performance-based conditions.

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

In July 2024, the Company entered into consulting agreements with two consultants, which provide for the issuance of up to 400,000 shares of common stock to each consultant (a total of 800,000 shares of common stock). Under the terms of the consulting agreements, (a) 75,000 shares of common stock vested upon execution of the consulting agreements, (b) 300,000 shares of common stock will vest upon the attainment of three separate sales-based targets, in 100,000 share increments (a total of 300,000 shares of common stock), and (c) 25,000 shares of common stock will vest upon the attainment of one separate sales-based target, if the consulting agreements have not been terminated. These consultant agreements were subsequently cancelled by June 30, 2025. Upon cancellation, 150,000 shares from the consultant agreements had been vested and issued, and there were 650,000 unissued and unvested shares being cancelled. During the three and nine months ended March 31,2026, the Company has not issued or vested any common stock related to this consulting agreement with performance-based conditions. During the three and nine months ended March 31, 2025, zero and 150,000 shares of common stock were issued and vested.

The shares of common stock from the above discussed consulting agreements that vest upon the attainment of the sales-based targets include performance-based vesting conditions, which the Company has determined were not probable of being achieved at March 31, 2026. As such, the Company has not recognized any compensation expense for the three and nine months ended March 31, 2026, related to the restricted common stock with performance-based vesting conditions. For the three and nine months ended March 31, 2025, the stock-based compensation expense related to the performance-based restricted common stock was $0 and $961,500, respectively.

Stock Options

During the three months ended March 31, 2026, there were no stock options granted. During the nine months ended March 31, 2026, there were 490,000 stock options granted, and these options shall vest over three years with the initial 1/3 of the awarded options vesting on the one-year anniversary of the grant date, with the remaining 2/3 of the award vesting monthly on a 1/24th pro-rata basis for the following 24 months thereafter for each employee. During the three months ended March 31, 2025, there were 67,500 stock options granted. During the nine months ended March 31, 2025, there were 465,000 stock options granted, and these options shall vest over four years with the initial 25% of the awarded options vesting on the one-year anniversary of the grant date, with the remaining 75% of the award vesting monthly on a 1/36th pro-rata basis for the following 36 months thereafter for each employee.

According to the Plan, vested stock options that are not exercised within three months after termination of employment will be expired. During the three months ended March 31, 2026 and 2025, there were 24,479 and zero stock options being expired. During the nine months ended March 31, 2026 and 2025, there were 62,604 and zero stock options being expired.

The following is a summary of stock option activity transactions as of and for the nine months ended March 31, 2026 and 2025:

	Number of options	Weighted average exercise price	Weighted average fair value per option	Weighted average remaining contractual life in years
Outstanding at July 1, 2025	1,438,125	$8.15	$4.61	8.0
Granted	490,000	$2.70	$1.62	9.5
Expired	(62,604)	$8.46	$4.85	7.9
Forfeiture	(321,771)	$5.81	$3.47	8.8
Outstanding at March 31, 2026	1,543,750	$6.86	$3.87	8.8
Exercisable at March 31, 2026	694,479	$8.55	$4.68	6.7

	Number of options	Weighted average exercise price	Weighted average fair value per option	Weighted average remaining contractual life in years
Outstanding at July 1, 2024	3,255,000	$9.10	$5.13	9.1
Granted	465,000	$6.06	$3.69	9.6
Forfeiture	(1,417,219)	$9.69	$5.50	8.5
Outstanding at March 31, 2025	2,302,709	$8.12	$4.61	7.8
Exercisable at March 31, 2025	798,751	$9.07	$4.96	7.4

The aggregate intrinsic value of options outstanding with an exercise price less than the closing price of the Company’s common stock as of March 31, 2026 was $0. Aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the period in excess of the weighted-average exercise price multiplied by the number of options outstanding or exercisable.

Total expense of options vested for the three months ended March 31, 2026 and 2025, was $318,857 and $564,680, respectively. Total expense of options vested for the nine months ended March 31, 2026 and 2025, was $957,857 and $189,884, respectively. The options granted during the nine months ended March 31, 2026 and 2025 were valued using the binomial option pricing model based on the following range of assumptions:

	Nine months ended March 31,
	2026	2025
Exercise multiple	2.8	2.8
Expected volatility	60%	60%
Risk-free interest rate	4.380%	3.650% - 4.540%
Expected dividend yield	0%	0%

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

	Shares	Weighted average grant date fair value
Unvested, July 1, 2025	404,970	$6.35
Granted	210,000	2.70
Vested	(31,990)	6.62
Canceled and forfeited	-	-
Unvested, March 31, 2026	582,980	$5.02

	Shares	Weighted average grant date fair value
Unvested, July 1, 2024	483,606	$9.76
Granted	1,215,346	6.15
Vested	(593,608)	7.12
Canceled and forfeited	(435,351)	8.02
Unvested, March 31, 2025	669,993	$6.68

Total expense for the RSUs during the three months ended March 31, 2026 and 2025 was $438,617 and $779,419, respectively. Total expense for the RSUs during the nine months ended March 31, 2026 and 2025 was $1,318,622 and $3,452,268, respectively. During the three months ended March 31, 2026 and 2025, there were 20,000 and 419,600 shares issued as a result of employees exercising vested RSUs granted to them. During the nine months ended March 31, 2026 and 2025, there were 31,990 and 459,548 shares issued as a result of employees exercising vested RSUs granted to them.

The following table summarizes the allocation of stock-based compensation in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss:

	Three months ended March 31,		Nine months ended March 31,
	2026	2025	2026	2025
General and administrative expenses	$924,138	$1,385,087	$2,437,853	$3,701,071
Sales and marketing expenses	68,340	85,790	314,614	1,222,680
Total	$992,478	$1,470,877	$2,752,467	$4,923,751

As of March 31, 2026, the Company had approximately $3,484,146 in unrecognized compensation expenses related to all non-vested options and RSUs that will be recognized over the weighted-average period of 1.61 years.

NOTE 14. LOSS PER SHARE

The following table presents a reconciliation of basic net loss per share:

	Three months ended March 31,		Nine months ended March 31,
	2026	2025	2026	2025
Net loss	$(9,522,983)	$(10,856,495)	$(19,384,757)	$(24,450,154)
Weighted average basic and diluted share of common stock outstanding	57,293,826	57,003,488	57,269,726	56,752,454
Net loss per basic and diluted share of common stock	$(0.17)	$(0.19)	$(0.34)	$(0.43)

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

NOTE 16. SUBSEQUENT EVENT

On February 18, 2026, the Company’s board of director approved the establishment of JinWu, a joint venture between Aspire Science, a wholly owned subsidiary of the Company, and Shandong Jincheng Pharmaceutical Group Co., Ltd. (“Jincheng”). A Framework Cooperation Agreement of Intent for the formation of a joint venture had been entered into between Aspire Science and Jincheng, in order to explore the opportunity of selling nicotine pouch products, with the aim of enhancing the market competitiveness of both parties. As of the date of this report, the definitive Joint Venture Agreement has not been formally executed, and both parties remain in active negotiations regarding the final terms and conditions.

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

Recent Developments

Malaysian Licensure

On March 17, 2026, Ispire Malaysia received full and final licensure from the Ministry of Investment, Trade and Industry of Malaysia (“MITI”) to manufacture nicotine vapor products in the country of Malaysia. This full and final licensure replaces Ispire Malaysia’s interim license issued in May 2025. Ispire Malaysia is the only business in the country of Malaysia with such nicotine vapor manufacturing license, and we are now in the process of securing orders and scheduling production for both nicotine vapor products (expected to commence production at the end of June 2026) and nicotine pouch products.

We made the decision not to manufacture any nicotine vapor hardware in Malaysia until the full and final license was issued. Now that such license is secured, the Ispire Malaysia and our business development teams are fielding a backlog of customer demand for nicotine vapor production in Malaysia. We believe our production costs will be comparable to production in China, and will continue to improve as the Ispire Malaysia business scales in volume and capacity. We will also work to establish local supply chain partnerships, which we believe will further bring down the costs of nicotine vapor product manufacturing, aiding in improving competitiveness and our ability to obtain increased profit margins.

The Ispire Malaysia business has also been positively impacted by policy shifts from the Chinese government. On April 1, 2026, China cancelled the 13% export VAT rebate for nicotine-containing, non-combustion inhalation products. This rebate cancellation caused an immediate effective price increase for exporting nicotine vapor products from China, which we believe has directly improved the global price competitiveness for Ispire Malaysia’s nicotine vapor manufacturing business.

Further, Chinese tobacco authorities have begun requiring nicotine vapor manufacturers in the country to supply information on U.S. FDA PMTA Submission Tracking Numbers (“STNs”) for historical nicotine vapor exports to the U.S. made in calendar year 2025. This development signals enhanced regulatory compliance requirements for Chinese vapor manufacturers which previously did not exist, adding in enhanced compliance costs for shipments to the U.S. These two developments suggest to us that there will be further tax and regulatory headwinds facing China’s domestic nicotine vapor manufacturing industry in the coming months and years, potentially making our Malaysian nicotine vapor manufacturing business more appealing to global brands and Chinese businesses looking to diversify their supply chain.

Management expects further improvement in operating cash flow during 2026, driven by (i) continued quarterly operating expense reductions in U.S. operations, (ii) revenue generation in Malaysia, (iii) continued cash generation from Hong Kong operations. Based on these initiatives, the Company expects to achieve positive cash flow in the first half of fiscal year 2027. However, the timing and extent of such improvement remain subject to execution and market conditions.

Ike Tech LLC Business Developments

On March 11, 2026, the U.S. Food and Drug Administration (the “FDA”) issued draft guidance outlining evidentiary expectations for Premarket Tobacco Product Applications (“PMTAs”) for flavored electronic nicotine delivery systems (“ENDS”), which could provide a lawful pathway for flavored vaping products, the market for which is largely comprised of illicit products. The guidance marks the first time the FDA has formally outlined a framework for evaluating flavored ENDS products, recognizing that device-level access technologies, or device access restrictions (“DAR”), may factor into whether a product meets the “appropriate for the protection of public health” standard for PMTA authorization. The draft guidance highlights DAR technologies such as biometric authentication, geofencing, and continuous age verification as potential safeguards designed to prevent underage use of ENDS devices. The FDA also emphasized that traditional safeguards such as local age restrictions and point-of-sale verification that do not directly prevent youth use may not, when employed alone, sufficiently reduce youth use.

We remain an advocate for technology-driven youth prevention solutions. As previously disclosed in our Current Report on Form 8-K filed with the SEC on April 11, 2024, on April 5, 2024, the Company, Chemular Inc., a Michigan corporation, and Touch Point Worldwide, Inc. d/b/a/ Berify, a Delaware corporation, agreed to form Ike Tech LLC (“IKE”) as a joint venture between the entities that would be in the business of licensing, owning and developing an industry-standard biometric, blockchain-based, point of use age-verification solution for vapor (e-cigarette) devices in the U.S. market. We believe that the FDA guidance is a positive development for IKE and that IKE is well positioned to capitalize on the creation of a pathway to a lawful market for flavored vaping products.

Since its founding, IKE has developed two core technology offerings: (i) NFC/RFID smart tags with unique block chain TokenIDs for embedding in packaging, providing its customers’ packaging with a unique digital identity, and (ii) Bluetooth Low Energy (“BLE”) chips embedded in devices such as ENDS that enable live communication with mobile applications and provide services such as continuous age verification, device activation and control, and secure user authentication ((i) and (ii) together, the “Technology”). IKE’s Technology is supported by a secure open ecosystem built on blockchain validation and open standards designed to enable reliable authentication across devices and markets.

IKE exclusively licenses in the nicotine vapor field or owns 11 issued patents related to its Technology to date, and in 2025, IKE submitted the first-ever component PMTA to the FDA for a standalone, interoperable age-verification technology designed for integration across ENDS devices. The platform combines BLE chips, biometric authentication, and block-chain secured identity verification to ensure that only verified adult users can activate a device. In addition to age verification, IKE’s Technology can also support product authentication and anti-counterfeiting capabilities, helping manufacturers and regulators identify illicit or counterfeit devices that bypass regulatory safeguards, evade taxes, and undermine consumer safety. IKE’s Technology is currently engaged in a pilot and evaluation program operating within a test environment with a large strategic collaborator, as well as pilot programs with several additional third-party vapor product manufacturers and brands.

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

Accounts Receivable

Our business relies on the collection of accounts receivable from our customers in a timely manner to maintain liquidity and support our ongoing operations. The balance of the allowance for credit losses was $21.5 million and $18.0 million at March 31, 2026 and June 30, 2025, respectively.

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

Results of Operations

The following table sets forth a summary of our unaudited condensed consolidated statements of operations and comprehensive loss for the three and nine months ended March 31, 2026 and 2025 (dollars in thousands except per share amounts).

	Three Months Ended March 31,				Nine Months Ended March 31,
	2026		2025		2026		2025
	$	% of Revenue	$	% of Revenue	$	% of Revenue	$	% of Revenue
Revenue	$18,686	100.0%	$26,191	100.0%	$69,323	100.0%	$107,357	100.0%
Cost of revenue	(16,695)	(89.3)%	(21,415)	(81.8)%	(58,711)	(84.7)%	(87,184)	(81.2)%
Gross profit	1,991	10.7%	4,776	18.2%	10,612	15.3%	20,173	18.8%
Operating expenses	(11,475)	(61.4)%	(15,361)	(58.7)%	(29,666)	(42.8)%	(43,381)	(40.4)%
loss from operations	(9,484)	(50.7)%	(10,585)	(40.5)%	(19,054)	(27.5)%	(23,208)	(21.6)%
Other income (expense), net	138	0.7%	(94)	(0.4)%	439	0.6%	(148)	(0.1)%
Loss before income taxes	(9,346)	(50.0)%	(10,679)	(40.9)%	(18,615)	(26.9)%	(23,356)	(21.8)%
Income taxes	(177)	(0.9)%	(177)	(0.7)%	(770)	(1.1)%	(1,094)	(1.0)%
Net loss	(9,523)	(50.9)%	(10,856)	(41.6)%	(19,385)	(28.0)%	(24,450)	(22.8)%
Other comprehensive loss	(10)	(0.1)%	(3)	0.1%	(132)	(0.2)%	(84)	(0.1)%
Comprehensive loss	(9,533)	(51.0)%	(10,859)	(41.5)%	(19,517)	(28.2)%	(24,534)	(22.9)%
Net loss per share Basic and diluted	(0.17)		(0.19)		(0.34)		(0.43)
Weighted shares of common stock outstanding Basic and diluted	57,293,826		57,003,488		57,269,726		56,752,454

Revenue

The following table sets out the breakdown of our revenue percentage by region based on information provided to us by our distributors.

	Three months ended March 31,		Nine months ended March 31,
	2026	2025	2026	2025
Europe	$11,801,318	$13,235,728	$47,283,903	$59,174,779
North America (the U.S. and Canada)	3,295,861	8,788,476	10,371,364	29,441,624
Asia Pacific (excluding PRC)	2,774,049	2,965,023	7,673,386	10,453,766
Others	814,273	1,201,498	3,994,288	8,286,729
Total	$18,685,501	$26,190,725	$69,322,941	$107,356,898

Our revenue decreased by $7,505,224, or 28.7%, from $26,190,725 for the three months ended March 31, 2025, to $18,685,501 for the three months ended March 31, 2026. The decrease in revenue is the combined effect of (i) decreases in product sales in the United States of $5.5 million from $8.8 million for the three months ended March 31, 2025, to $3.3 million for the three months ended March 31, 2026 largely due to shorter credit terms in the United States with a focus on higher quality customers, and (ii) decreases in sales of vaping products in Europe of $1.4 million from $13.2 million for the three months ended March 31, 2025 to approximately $11.8 million for the three months ended March 31, 2026 largely due to market conditions being competitive, and the timing of distribution continuing to evolve, and (iii) decreases in sales to other regions of $0.4 million from $1.2 million for the three months ended March 31, 2025 to approximately $0.8 million for the three months ended March 31, 2026 and (iv) decreases in sales of vaping products in Asia Pacific of $0.2 million from $3.0 million for the three months ended March 31, 2025 to approximately $2.8 million for the three months ended March 31, 2026.

Our revenue decreased by $38,033,957, or 35.4%, from $107,356,898 for the nine months ended March 31, 2025, to $69,322,941 for the nine months ended March 31, 2026. The decrease in revenue is the combined effect of (i) decreases in sales of vaping products in North America of $19.1 million from $29.4 million for the nine months ended March 31, 2025 to approximately $10.4 million for the nine months ended March 31, 2026 largely due to shorter credit terms in the United States with a focus on higher quality customers, and (ii) decreases in product sales in Europe of $11.9 million from $59.2 million for the nine months ended March 31, 2025, to $47.3 million for the nine months ended March 31, 2026 largely due to market conditions being competitive, and the timing of distribution continuing to evolve, and (iii) decreases in sales in other regions, mainly Africa, of $4.3 million from $8.3 million for the nine months ended March 31, 2025, to $4.0 million for the nine months ended March 31, 2026, (iv) decreases in sales to Asia Pacific regions of $2.8 million from $10.5 million for the nine months ended March 31, 2025 to approximately $7.7 million for the nine months ended March 31, 2026.

Cost of Revenue

Cost of revenue mainly consists of cost of purchases of vaping products, that the majority of the purchase are from Shenzhen Yi Jia. Cost of revenue decreased by $4,720,244, or 22.0%, from $21,414,820 for the three months ended March 31, 2025, to $16,694,576 for the three months ended March 31, 2026. The decrease in cost of revenue is primarily attributable to the decrease in sales, partially offset by additional inventory provisions accrued.

Cost of revenue decreased by $28,473,401, or 32.7%, from $87,184,044 for the nine months ended March 31, 2025, to $58,710,643 for the nine months ended March 31, 2026. The decrease in cost of revenue is in line with decrease in sales.

Gross Profit

The following tables show the revenue, cost of revenue and gross profit of our products (dollars in thousands).

Three Months Ended March 31, 2026
Revenue	Cost of revenue	Gross profit	Gross profit %
$18,686	$16,695	$1,991	10.7%

Three Months Ended March 31, 2025
Revenue	Cost of revenue	Gross profit	Gross profit %
$26,190	$21,415	$4,775	18.2%

Nine Months Ended March 31, 2026
Revenue	Cost of revenue	Gross profit	Gross profit %
$69,323	$58,711	$10,612	15.3%

Nine Months Ended March 31, 2025
Revenue	Cost of revenue	Gross profit	Gross profit %
$107,357	$87,184	$20,173	18.8%

Gross profit decreased by $2,784,980, or 58.3%, from $4,775,905 for the three months ended March 31, 2025, to $1,990,925 for the three months ended March 31, 2026, while our gross margin decreased from 18.2% to 10.7%. The decrease in gross margin was primarily due to changes in product mix with less higher margin products being sold, and additional inventory provision accrued during the three months ended March 31, 2026.

Gross profit decreased by $9,560,556, or 47.4%, from $20,172,854 for the nine months ended March 31, 2025, to $10,612,298 for the nine months ended March 31, 2026, while our gross margin decreased from 18.8% to 15.3%. The decrease in gross margin was primarily due to changes in product mix with less higher margin products being sold during the nine months ended March 31, 2026.

Operating Expenses

Operating expenses decreased by $3,886,686 or 25.3%, from $15,361,346 for the three months ended March 31, 2025 to $11,474,660 for the three months ended March 31, 2026. Operating expenses decreased by $13,715,010 or 31.6%, from $43,381,219 for the nine months ended March 31, 2025 to $29,666,209 for the nine months ended March 31, 2026.

Our sales and marketing expenses mainly consist of employee salaries and benefits, marketing expenses, travel expenses, and other miscellaneous expenses.

Sales and marketing expenses decreased by $564,620, or 34.1%, from $1,656,527 for the three months ended March 31, 2025 to $1,091,907 for the three months ended March 31, 2026. The decrease in sales and marketing expenses was primarily due to decrease in brand marketing activities of $0.5 million from Aspire Science comparing the three months ended March 31, 2026 and 2025.

Sales and marketing expenses decreased by $2,577,359, or 38.4%, from $6,710,438 for the nine months ended March 31, 2025 to $4,133,079 for the nine months ended March 31, 2026. The decrease in sales and marketing expenses was primarily due to a decrease in (i) stock-based compensation expense of $0.9 million comparing the nine months ended March 31, 2026 and 2025, (ii) decrease in travelling expense of $0.5 million as a result of less travelling activities during the nine months ended March 31, 2026, (iii) decrease in brand marketing activities of $0.8 million comparing the nine months ended March 31, 2026 and 2025, and (iv) decrease in trade show costs of $0.3 million comparing the nine months ended March 31, 2026 and 2025.

Credit loss expenses decreased by $539,191, or 8.8%, from $6,103,688 for the three months ended March 31, 2025, to $5,564,497 for the three months ended March 31, 2026. The decrease is due to more collection of customer payments from repayment plan negotiated and thus less allowance for credit losses were provided as of March 31, 2026.

Credit loss expenses decreased by $1,851,817, or 13.8%, from $13,389,767 for the nine months ended March 31, 2025, to $11,537,950 for the nine months ended March 31, 2026. The decrease is due to more collection of customer payments from repayment plan negotiated and thus less allowance for credit losses were provided as of March 31, 2026.

Our general and administrative expenses consist of employees’ salaries and benefits, rental expense, professional fees, stock-based compensation expenses and other administrative expenses. General and administrative expenses decreased by $2,782,875, or 36.6%, from $7,601,131 for the three months ended March 31, 2025, to $4,818,256 for the three months ended March 31, 2026. The decrease was primarily due to (i) decrease in payroll of $1.3 million comparing the three months ended March 31, 2026 and 2025 as a result of decrease in headcount of North America, (ii) decrease in stock-based compensation expense of $0.5 million for the three months ended March 31, 2026 as a result of drop in headcount in North America and (iii) decrease in legal and professional fees of $0.6 million for the three months ended March 31, 2026 as a result of cost reduction in North America.

General and administrative expenses decreased by $9,285,834, or 39.9%, from $23,281,014 for the nine months ended March 31, 2025, to $13,995,180 for the nine months ended March 31, 2026. The decrease was primarily due to (i) decrease in payroll of $4.1 million comparing the nine months ended March 31, 2026 and 2025 as a result of decrease in headcount of North America, (ii) decrease in legal and professional fees of $1.6 million for the nine months ended March 31, 2026 as a result of cost reduction in North America, (iii) decrease in stock-based compensation expense of $1.3 million for the nine months ended March 31, 2026 as a result of drop in headcount in North America, (iv) decrease of $3 million of miscellaneous administrative expenses from North America as a result of drop in headcount and cost reduction for the nine months ended March 31, 2026, offset by (v) $0.7 million increase of general administrative expenses from Ispire Malaysia from growth of operations during the nine months ended March 31, 2026.

Other income (expense), net

Other income (expense), net includes interest income, interest expense, exchange loss (gain), net and other income (expense).

Interest income increased by $49,491, from $3,480 for the three months ended March 31, 2025, to $52,971 for the three months ended March 31, 2026. Interest income increased by $190,044, from $63,321 for the nine months ended March 31, 2025, to $253,365 for the nine months ended March 31, 2026. The increase in interest income is mainly due to charging late fees from customers.

Interest expense increased by $51,569, from $35,646 for the three months ended March 31, 2025, to $87,215 for the three months ended March 31, 2026. Interest expense increased by $239,399, from $60,183 for the nine months ended March 31, 2025, to $299,582 for the nine months ended March 31, 2026. The increase in interest expense is mainly due to borrowing engaged in February 2025.

Exchange gain, net changes by $54,635, or 224.5%, from net exchange gain $24,341 for three months ended March 31, 2025, to net exchange loss of $30,294 for three months ended March 31, 2026. Exchange gain, net changes by $372,992, or 361.3%, from net exchange loss $103,247 for nine months ended March 31, 2025, to net exchange gain of $269,745 for nine months ended March 31, 2026.

Other income, net mainly consists of loss on equity method investment, credits from company credit card, administrative fee income and other miscellaneous expenses. Other income, net changed by $288,936, or 335.0%, from net expense of $86,239 for the three months ended March 31, 2025 to net income of $202,697 for the three months ended March 31, 2026. Other income, net changed by $263,594, or 550.2%, from net income of $47,906 for the nine months ended March 31, 2025 to net income of $215,688 for the nine months ended March 31, 2026. The increase is mainly due to increasing other income from IKE for charging administrative fees.

As a result of these factors, total other income (expense), net changed by $232,223, from other expense, net of $94,064 for three months ended March 31, 2025, to other income, net of $138,159 for three months ended March 31, 2026. Total other income (expense), net changed by $587,231, from other expense, net of $148,015 for nine months ended March 31, 2025, to other income, net of $ 439,216 for nine months ended March 31, 2026.

Income Taxes

Income taxes increased slightly by $417 or 0.2%, from $176,990 for three months ended March 31, 2025, to $ 177,407 for three months ended March 31, 2026. Income taxes decreased by $323,712 or 29.6%, from $1,093,774 for nine months ended March 31, 2025, to $770,062 for nine months ended March 31, 2026. We had a consolidated net loss for both three and nine months ended March 31, 2026 and 2025, which was the combined effect of a profit by Aspire Science, a loss by Aspire North America and Ispire Malaysia. The profit from Aspire Science resulted in a current tax expense. The increase in valuation allowance reflects our view that the taxable income in the future will not be sufficient to utilize the carryforward loss.

Net Loss

As a result of the foregoing, net loss decreased by $1,333,512, from net loss of $10,856,495, or $(0.19) per share, for the three months ended March 31, 2025, to a net loss of $9,522,983, or $(0.17) per share, for the three months ended March 31, 2026. Net loss decreased by $5,065,397, from net loss of $24,450,154, or $(0.43) per share, for the nine months ended March 31, 2025, to a net loss of $19,384,757, or $(0.34) per share, for the nine months ended March 31, 2026.

Liquidity and Capital Resources

The following table summarizes our changes in working capital from June 30, 2025 to March 31, 2026 (dollars in thousands).

	March 31, 2026	June 30, 2025	Change	% Change
Current Assets	$55,739	$72,908	$(17,169)	(23.5)%
Current Liabilities	54,850	72,540	(17,690)	(24.4)%
Working Capital	889	368	521	141.7%

The following table sets forth information as to consolidated cash flow information for the nine months ended March 31, 2026 and 2025 (dollars in thousands).

	Nine Months Ended March 31,		Increase
Consolidated cash flow data:	2026	2025	(Decrease)
Net cash used in operating activities	$(3,194)	$(12,070)	$8,876
Net cash used in investing activities	(2,072)	(1,689)	(383)
Net cash (used in)/provided by financing activities	(1,002)	2,279	(3,281)
Net decrease in cash	$(6,268)	$(11,480)	$5,212

Net cash flow used in operating activities for the nine months ended March 31, 2026, of $3.2 million, reflected our net loss of $19.4 million, adjusted primarily as follows: add back of impairment of account receivable of $11.5 million, add back of share-based compensation expense of $2.8 million, add back of inventory impairment expense of $2.4 million, a decrease in accounts receivable of $6.8 million, offset by a decrease in accounts payable and accounts payable – related party of $3.4 million, a decrease in contract liabilities of $1.8 million, an increase in prepaid expenses and other current assets of $1.3 million, an increase in inventories of $1.2 million.

Net cash flow used in operating activities for the nine months ended March 31, 2025 of $12.1 million, reflected our net loss of $24.4 million, adjusted primarily as follows: an add-back of credit loss expenses of $13.4 million, an add-back of stock based compensation expense of $4.9 million, increase in accounts payable-related party of $11.0 million, offset by an increase in accounts receivable of $14.1 million, an increase in accrued liabilities and other payables of $1.0 million, and an increase in inventories of $1.5 million.

Net cash flow used in investing activities for the nine months ended March 31, 2026, of $2.1 million reflected primarily investment in joint venture of $1.3 million, capitalized costs of patents of $0.5 million and purchase of property, plant and equipment of $0.3 million.

Net cash flow used in investing activities for the nine months ended March 31, 2025 of $1.7 million reflected primarily purchase of property, plant and equipment of $0.1 million, acquisition of intangible assets of $0.8 million and payment made for long term investment of $0.8 million.

Net cash flow used in financing activities for the nine months ended March 31, 2026, of $1.0 million reflected primarily repayment of borrowing of $1.0 million, and common stock repurchase of $45 thousand.

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

Contractual Obligations

As of March 31, 2026 and June 30, 2025, we had contract liabilities of $3,043,470 and $4,861,250, respectively. These liabilities are advance deposits received from customers after an order has been placed. We expect all of the contract liabilities to be settled in less than one year.

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

The balances for the right-of-use assets and lease liabilities where we are the lessee are presented as follows:

	As of	As of
	March 31, 2026	June 30, 2025
Operating lease right-of-use assets	$3,855,373	$5,030,005

Operating lease liabilities – current	$1,546,770	$1,838,815
Operating lease liabilities – non-current	2,265,347	3,267,522
Total	$3,812,117	$5,106,337

The Company had no impairment of operating lease right-of-use assets during the three and nine months ended March 31, 2026 and 2025.

As of March 31, 2026, the maturities of our lease liabilities (excluding short-term leases) are as follows:

As of March 31, 2026
April 1, 2026 to June 30, 2026	$497,887
July 1, 2026 to June 30, 2027	1,585,914
July 1, 2027 to June 30, 2028	779,653
July 1, 2028 to June 30, 2029	698,977
July 1, 2029 to June 30, 2030	465,985
Total future lease payments	4,028,416
Less: imputed interest	(216,299)
Total lease liabilities	$3,812,117

As of March 31, 2026, we have a borrowing balance of $1,092,052 outstanding, and the borrowing will mature within one year.

As of March 31, 2026, we recorded an unpaid $4.5 million consideration in accrued liabilities and other payables on the unaudited condensed consolidated balance sheet for a committed investment of $9 million into a joint venture investment named IKE Tech LLC.

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

ITEM 4: Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of March 31, 2026, due to (1) the lack of controls needed to enable us to evaluate significant estimates, including (i) the sufficiency of inventory reserve for slow-moving inventories and (ii) the credit loss history and use of it to evaluate the sufficiency of credit loss reserve for accounts receivable under the Topic 326; (2) the lack of sufficient personnel with appropriate levels of accounting knowledge and experience to address complex U.S. GAAP accounting issues and to prepare and review financial statements and related disclosures under U.S. GAAP, which resulted in restatements of certain unaudited/audited financial statements prior to the fiscal year ended June 30, 2025; and (3) the lack of IT general controls regarding cyber security governance, logical access security and service organization management.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2026, we have continued to develop and implement internal controls over financial reporting particularly in view of the material weakness described above.

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

Except as set forth below, there have been no material changes to the risk factors previously disclosed in the 2025 Form 10-K.

We have historically reported negative cash flows and we may not achieve positive cash flows in the future.

Our company has historically experienced negative cash flows. While we currently believe that we will be able to achieve positive cash flows in the first half of our fiscal year 2027, the timing and extent of our achieving positive cash flows remain subject to a number of factors, including, but not limited to, factors outside of our control such as the impact of new policies and regulations in China regarding Chinese nicotine vapor manufacturers and the export of their products, global trade policy, our ability to successfully establish local supply chain partnerships in Malaysia, general market conditions, and many others. If we are unable to achieve positive cash flows on our current timeline, the trading price of our common stock could decrease, negatively impacting our ability to raise capital when needed, which could have a material adverse effect on our business and financial condition.

We currently have invested in joint ventures with independent third parties in which we have less than a controlling interest. Our interest in the joint ventures could be further diluted through future financings.

We currently hold a 40% ownership interest in IKE and a 49% ownership interest in Jin Wu, with independent third parties holding the remaining 60% and 51%, respectively. As of March 31, 2026, we had an aggregate of $8,839,130 invested in advances to IKE.

Our joint ventures are currently pre-revenue and, to the extent that our joint ventures’ cash from operations remains insufficient to fund capital expenditures or continue to develop their respective products, IKE or Jin Wu may be required to incur borrowings or raise capital through public or private debt or equity offerings. Each of our joint ventures’ ability to obtain bank financing or to access the capital markets may be limited by its financial condition at the time of any such financing or offering, as well as by general economic and capital market conditions and contingencies and uncertainties that are beyond our or our joint ventures’ control. Even if our joint ventures are successful in obtaining the necessary funds, the terms of such financings could limit their ability to pay distributions to their respective equity holders, including us. In addition, incurring debt may cause our joint ventures to incur interest expense and increase their respective financial leverage, and the issuance by either IKE or Jin Wu of additional equity interests may result in significant dilution to existing equity holders of IKE or Jin Wu, including us, which could materially diminish our ownership and economic interests in the applicable joint venture.

Property Ownership Through IKE or Jin Wu Could Limit Our Control of Those Investments and Reduce Our Expected Return.

Joint venture investments may involve risks not otherwise present for investments made solely by us, including the possibility that our co-venturer might become bankrupt, that our co-venturer might at any time have different interests or goals than us and that our co-venturer may take action contrary to our instructions, requests, policies or objectives. In addition, our co-venturer could have different investment criteria that would impact the assets held by the joint venture or its interest in the joint venture, which may also reduce the carrying value of its equity investments if a loss in the carrying value of the investment is realized. These situations could have an impact on our revenues from IKE and/or Jin Wu. Other risks of our investments in IKE and Jin Wu include impasse on decisions, such as the decision to sell or finance a property or leasing decisions with anchor tenants, because neither our co-venturers nor us would have full control over the joint venture. These factors could limit the return that we receive from such investment, cause our cash flows to be lower than our estimates or lead to business conflicts or litigation. There is no limitation under our Certificate of Incorporation, or our Amended and Restated Bylaws, as to the amount of funds that we may invest in IKE or Jin Wu. In addition, our co-venturers may not have access to sufficient capital to satisfy their funding obligations to the joint venture, if any. Furthermore, if credit conditions in the capital markets deteriorate, we could be required to reduce the carrying value of our equity method investments if a loss in the carrying value of the investment is realized or considered an other than temporary decline. As of March 31, 2026, we had $8,839,130 of investment in and advances to IKE.

Our ability to receive cash from our joint ventures depends entirely on their respective governing body’s discretion, and there is no assurance our joint ventures will ever distribute cash to their equity holders.

Payments to us by our joint ventures, if any, will be contingent upon their respective earnings and financial condition. The board of managers of IKE or the board of directors of Jin Wu may never determine the financial condition of IKE or Jin Wu, as applicable, allows for the issuance of, or would have it be otherwise advisable to issue, a dividend or make any other distribution. In addition, should any dividend be issued or other distribution be made, the equity interests of other equity holders in our joint ventures in any dividend or other distribution made by a joint venture would need to be satisfied on a proportionate basis with us. Our joint ventures may also be subject to restrictions, in their financing or other agreements, on their ability to distribute cash to us, and, as a result, we may not be able to access its cash flow, which could materially impact the value of our investment.

If our joint ventures’ business plans are unsuccessful, we may lose our entire investment.

Should our joint ventures be unable to achieve profitable operations or secure sufficient capital to sustain its business, it may ultimately be required to cease operations and dissolve the company. In the event of dissolution, the amount of remaining assets available for distribution to shareholders may be minimal or nonexistent. Accordingly, there is a substantial risk that we may not recover any portion of their original investment.

If the IKE’s PMTA or other FDA regulatory submissions are not successful, the value of our investment in IKE could be materially adversely affected.

We believe that, when equipped with the IKE age-gating technology, there is a path to gaining approval for ENDS products with characterizing flavors other than tobacco and menthol, as they will have strong technological barriers to prevent youth usage. The FDA has repeatedly indicated that the only way it will approve characterizing flavors in ENDS devices is if they are equipped with technology to prevent youth usage. We believe the technology we have access to will be desirable to the FDA. IKE met with the FDA on November 13, 2024, and submitted a “component” PMTA on this technology in April of 2025; however, there can be no guarantee that the FDA will approve our PMTA or any other PMTA submitted that contains the IKE age-gating technology.

If we were deemed to be an investment company under the Investment Company Act of 1940, as amended (the “1940 Act”), including as a result of our ownership of the Operating Company, applicable restrictions could make it impractical for us to continue our business as contemplated and could have a material adverse effect on our business.

Under Sections 3(a)(1)(A) and (C) of the 1940 Act, a company generally will be deemed to be an “investment company” for purposes of the 1940 Act if (1) it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities, or (2) it engages, or proposes to engage, in the business of investing, reinvesting, owning, holding or trading in securities and it owns or proposes to acquire investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis (the “40% Test”). We do not believe that we are an “investment company,” as such term is defined in either of those sections of the 1940 Act. We intend to conduct our operations so that we will not be deemed an investment company. However, our ownership interest in our joint ventures could be considered an “investment security” for purposes of the 1940 Act, and if the value of our interest in our joint ventures were to violate the 40% Test, we may inadvertently be deemed an investment company and be forced to divest some of our ownership in our joint ventures. If it were established that we were an unregistered investment company, we could be subject to monetary penalties and injunctive relief in an action brought by the SEC, we could be unable to enforce contracts with third parties and third parties could seek to obtain rescission of transactions undertaken during the period it was established that we were an unregistered investment company. If we were required to register as an investment company, restrictions imposed by the 1940 Act, including limitations on our capital structure and our ability to transact with affiliates, could make it impractical for us to continue our business as contemplated and could have a material adverse effect on our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2026, the Company did not conduct any unregistered sales of equity securities.

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

Date: May 7, 2026	ISPIRE TECHNOLOGY INC.

	By:	/s/ Michael Wang
Michael Wang
Co-Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Jie Yu
Jie Yu
Chief Financial Officer
(Principal Financing and Accounting Officer)