Form 10-K
period 2026-06-30
Ispire Technology Inc.
filed 2026-09-15
CIK 1948455

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2026

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

☐ Yes ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates, based on the closing price of a share of the registrant’s common stock on December 31, 2025, which is the last business day of the registrant’s most recently completed second fiscal quarter, as reported by the Nasdaq Capital Market on such date, was approximately $53,618,575.

As of September 14, 2026, there were 57,754,471 shares of the registrant’s common stock, par value $0.0001 per share (the “Common Stock”), outstanding.

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

The words “may,” “will,” “could,” “would,” “should,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “potential” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements include, among other things, statements about:

●	our goals and growth strategies;

●	our expectations regarding demand for and market acceptance of our brand and platforms;

●	our expectations regarding continued reductions in operating expenses and our ability to achieve positive cash flows;

●	our future business development, results of operations and financial condition;

●	the actual timing for and results of the PMTAs described herein, and other FDA review of our products in development

●	our ability to successfully operate our manufacturing facility in Malaysia;

●	our ability to establish material relationships with suppliers other than Shenzhen Yi Jia Technology Co., Limited (“Shenzhen Yi Jia”);

●	the effect of regulations, both positive and negative, relating to the production, export, marketing and sale of vaping and nicotine pouch products in the United States, China, Malaysia and other countries;

●	our ability to maintain and improve our infrastructure necessary to operate our business;

●	competition in the vaping and nicotine pouch industry;

●	the expected growth of, and trends in, the markets for our products and services in the markets in which jurisdictions that we sell our products;

●	the effect of supply chain issues on our ability to manufacture and our ability and the ability of our distributors to distribute product;

●	the development of a market for cannabis vaping products and our ability to market cannabis products to adult users;

●	our ability to compete successfully in selling both tobacco and cannabis vapor products, the expected growth of, and trends in, the markets for our products and services in jurisdictions that we sell or plan to sell our products;

●	government policies and regulations relating to our operations, including regulations relating to the sale and distribution of our vaping products and those relating to manufacturing operations;

●	our ability to develop and maintain effective disclosure controls and procedures, and internal controls over financial reporting;

●	our ability to comply with the continued listing standards of the Nasdaq Capital Market;

●	our ability to attract and retain qualified senior management personnel and research and development staff;

●	the volatility of our operating results and financial condition and the price of our common stock;

●	the prospects of our IKE Tech LLC joint venture (“IKE”) with Touch Point Worldwide Inc. d/b/a Berify and Chemular Inc;

●	general economic and business condition in China and elsewhere;

●	assumptions underlying or related to any of the foregoing; and

●	other risks and uncertainties, including those listed in the “Risk Factors” section of this Annual Report.

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

Risks Related to Our Business and Industry

●	Existing laws, regulations and policies and the issuance of new or more stringent laws, regulations, policies and any other restrictions or limitations in relation to the nicotine vaping industry have and can materially and adversely affect our business operations.

●	Cannabis vapor products are subject to regulations and restrictions in the United States and are prohibited in many other countries.

●	Because Tuanfang Liu, our chief executive officer, who is also director, and his wife, Jiangyan Zhu, who is also a director, beneficially own a majority of our Common Stock and Mr. Liu owns 95% of the equity of our majority supplier, Mr. Liu has a conflict of interest.

●	The recent implementation of regulations relating to e-cigarettes has resulted in our decision not to market nicotine products in the United States until we secure PMTA approvals on our ENDS devices.

●	Recently enacted legislation and regulations in the United States may make it more difficult to sell nicotine and cannabis vaping products in the United States.

●	We are exposed to risks relating to our relationship with a related party, and we may not be able to successfully operate manufacturing operations.

●	If it is determined or perceived that the usage of nicotine or cannabis vaping products poses long-term health risks, the use of vaping products may decline significantly, which is likely to materially and adversely affect our business, financial condition, and results of operations.

●	Our business and the industry in which we operate are subject to inherent risks and uncertainties, including, among others, developments in regulatory landscape, medical discovery and market acceptance of vaping devices.

●	Misuse or abuse of our products may lead to potential adverse health effects, subjecting us to complaints, product liability claims and negative publicity.

●	One customer accounts for a significant portion of our sales.

●	We may become subject to governmental regulations and other legal obligations related to privacy, information security, and data protection, and any security breaches, and our actual or perceived failure to comply with our legal obligations could harm our brand and business.

●	We may be subject to intellectual property infringement claims from third parties, which may be expensive to defend with no assurance of success and may disrupt our business and operations.

●	As the patents we own or are licensed to us may expire and may not be extended, our patent applications may not be granted and our patent rights may be contested, circumvented, invalidated or limited in scope, our patent rights and license may not protect us.

●	If we are unable to manage our growth or execute our strategies effectively, our business and prospects may be materially and adversely affected.

●	Our success depends on our ability to retain our core management team and other key personnel.

●	Although we believe that our business is not subject to PRC Laws, our business could be materially impaired if it is determined that our business is subject to PRC Laws.

●	Our failure to collect accounts receivable from our customers may adversely affect the results of our operations.

●	We have historically had negative cash flows and may not achieve positive cash flows on our current timeline.

●	We hold noncontrolling interests in our joint ventures (IKE and Jin Wu Health Limited (“Jin Wu”)), so our interests may be diluted, we may not control key decisions, distributions to us are not assured, and we could lose our investment; both joint ventures are currently pre-revenue.

●	The value of our IKE investment depends in part on FDA acceptance of its age-gating PMTA, which is not assured.

●	Our growing joint venture interests could cause us to be deemed an investment company under the Investment Company Act of 1940, which would materially restrict how we operate.

Risks Related to Our Common Stock

●	Our failure to meet the continued listing requirements of Nasdaq could result in a delisting of our Common Stock.

●	The trading price of our Common Stock may be volatile, which could result in substantial losses to investors.

●	As an “emerging growth company” under the Jumpstart Our Business Startups Act, or JOBS Act, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements.

●	If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, the market price for our Common Stock and trading volume could decline.

●	Our by-laws include forum selection provisions which may limit your ability to commence an action against us.

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

We are engaged in the research and development, design, commercialization, sales, marketing and distribution of branded and non-branded vaping hardware products in both the nicotine and cannabis spaces, as well as the assembly of nicotine pouch products and other next-generation nicotine products. Vaping refers to the practice of inhaling and exhaling the vapor produced by an electronic vaping device. These products are sold into the global nicotine markets in the form of e-cigarettes and global cannabis markets in the form of cartridges filled with oils by our customers.

We sell our e-cigarette and pouch products globally, in markets where we are legally permitted to do so. To date, a majority of our nicotine products are marketed under the “Aspire” brand name and are sold primarily through our expansive distribution network, some products are also manufactured in Malaysia on an OEM or ODM for other customers.

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

In addition to our BDC and BVC technologies, we believe that our Cleito tank brings new and innovative technological advancement to the vaping industry. The Cleito uses a revolutionary coil design that replaces the standard chimney and, we believe, delivers maximized airflow. This design frees up even more restriction in the airflow by eliminating the need for a static chimney within the tank itself, which results in an expanded flavor profile and increased vapor production. Combined with a Clapton kanthal coil for maximum flavor, the Cleito tank delivers a rush of intense flavor and huge vapor with a broad profile. The simple top-fill design makes filling the device very easy and more convenient and enjoyable to use.

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

We have recently begun development and early commercialization efforts of our new patented G-Mesh technology, which will be marketed under a “Silica Series” trademark brand name. The G-Mesh technology uses a 1-millimeter-thick sheet of porous glass and draws e-liquid from a reservoir to an interlocking mesh coil on the opposing side of the glass core. We believe that this innovative new design allows for improved particle size for better nicotine uptake, flavor that is superior to that generated by ceramic coils, and what we believe could be less hazardous vaping by eliminating the risk of ceramic dust.

A majority of our products are manufactured and supplied by Shenzhen Yi Jia, which is 95% owned by our chief executive officer, chairman and controlling stockholder, Tuanfang Liu. We have taken steps toward the establishment and operation of our own manufacturing facilities. On February 5, 2024, we commenced manufacturing on two of the six lines in our approximately 31,000 square foot manufacturing facility in Malaysia. This facility is operational, with its current manufacturing operations focused on the assembly of components that we purchase from other companies. Our Malaysian facility has received several ISO certifications, including ISO9001, ISO14001, ISO13485, and a GMP certification, and in May 2025, we received an interim license from the Malaysian Government for the manufacturing of nicotine products. On March 17, 2026, Ispire Malaysia received full and final licensure from the Ministry of Investment, Trade and Industry of Malaysia to manufacture nicotine vapor products in the country of Malaysia. This full and final licensure replaces Ispire Malaysia’s interim license issued in May 2025. Because we have only recently commenced Malaysian assembly operations, we may encounter unexpected timing issues or operational and regulatory challenges which could impact our ability to be fully operational on our expected time schedule. Accordingly, we cannot assure you that we will be able to effectively and efficiently operate our facilities, or profitably or efficiently manage variations in manufacturing costs, capacity and demand planning issues, workforce and labor pricing, and local labor laws. Any one of these items could negatively impact the costs of production and thus our gross margins.

We sell the Aspire brand of tobacco vaporizer technology products in more than 30 countries through our global network of more than 100 distributors. The primary markets for our e-cigarette products are Europe and the Asia Pacific region, which does not include the People’s Republic of China (“PRC”).

The following table sets out the breakdown of our revenue and percentage by region for the years ended June 30, 2025 and 2026 based on information provided to us by our distributors (dollars in thousands) and from the company’s sales.

	Year Ended June 30,
	2025		2026
	Revenue	%	Revenue	%
Europe	$74,107	58.1%	$61,430	63.9%
North America (the U.S. and Canada)	32,568	25.5%	15,128	15.8%
Asia Pacific (excluding PRC)	12,274	9.6%	10,919	11.4%
Others	8,545	6.7%	8,538	8.9%
Total	127,494	100%	96,015	100%

Acquisition of Our Business from a Related Party

We were formed on June 13, 2022. We have three operating subsidiaries, Aspire North America LLC, a California limited liability company (“Aspire North America”), Ispire Malaysia Sdn Bhd (“Ispire Malaysia), a Federation of Malaysia corporation, and Aspire Science and Technology Limited, a Hong Kong corporation (“Aspire Science”). On July 29, 2022, we acquired 100% of the equity interest in Aspire North America from Aspire Global Inc. (“Aspire Global”), and our wholly-owned subsidiary Ispire International Limited, a British Virgin Islands corporation (“Ispire International”), acquired 100% of the equity interest in Aspire Science from a wholly-owned subsidiary of Aspire Global in connection with a restructure by Aspire Global pursuant to which the equity in Aspire North America and Aspire Science was transferred to us, and, at the time of the transfer, we had the same stockholders as Aspire Global.

Aspire North America commenced marketing cannabis vaping products in mid-2020. Aspire Science markets nicotine vaping products worldwide, except for the PRC and Russia.

Aspire Global is a related party. Tuanfang Liu is Aspire Global’s chief executive officer and a director of both us and Aspire Global, and his wife, Jiangyan Zhu, is also a director of both companies. Mr. Liu and Ms. Zhu beneficially own 57.6% and 4.3%, respectively, of our outstanding Common Stock, par value $0.0001 per share and 66.5% and 5.0% of Aspire Global’s ordinary shares. Upon our formation we issued 50,000,000 shares of Common Stock to the stockholders of Aspire Global in the same proportion as their stockholdings in Aspire Global.

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

Our intellectual property was developed primarily by our chief executive officer, Tuanfang Liu. Our research and development team is headed by Mr. Liu. Our intellectual property was owned by Shenzhen Yi Jia, which had patents or patent application in the United States, the PRC, the European Union and elsewhere relating to various functional and ornamental aspects of our products. These patents cover both the cannabis and tobacco products. Pursuant to the Intellectual Property Transfer Agreement, Mr. Liu, Aspire Global and Shenzhen Yi Jia transferred to Aspire North America all patent and other intellectual property rights, including trademarks, Know-how and Know-how Documentation, as defined in the agreement, relating to the cannabis vaping products, and to transfer to us any new intellectual property developed or acquired by Mr. Liu, Aspire Global and Shenzhen Yi Jia which relates to cannabis vaping products. The patents have been transferred to Aspire North America for nil consideration.

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

Matters Relating to PRC Laws

Our operations are located in Hong Kong, the United States and Malaysia. We do not conduct business and we do not have any employees, assets or funds in mainland China. Although most of our cash is in Hong Kong banks, a significant portion of these funds is to be paid to related parties. See “Certain Relationships and Related Party Transactions.” Although Tuanfang Liu, our chief executive officer, lives in mainland China, where Shenzhen Yi Jia is located, the services that he performs for us in his capacity as our chief executive officer are performed primarily in Hong Kong and the United States. In addition to serving as our chief executive officer, Mr. Liu is chairman of Shenzhen Yi Jia, and the services he provides in mainland China are performed in his capacity as chairman of Shenzhen Yi Jia. We have 17 employees based in the United States and where our research and development activities are conducted, 58 in Malaysia, and 13 employees in Hong Kong. Our facilities are located primarily in Malaysia and the United States, where we lease more than 37,100 square feet of office and storage space and where our research and development activities are conducted, as compared with 1,850 square feet of office space in Hong Kong. We are also leasing approximately 162,320 square feet for our manufacturing facility in Malaysia. We do not have any variable interest entities arrangements or any similar agreements in mainland China. As of the date of this Annual Report, we do not believe we are subject to PRC Laws applicable to those Chinese companies established in mainland China, based on advice from Han Kun Law Offices.

We have three operating subsidiaries established in California, Malaysia, and Hong Kong. Hong Kong was established as a special administrative region of the PRC in accordance with Article 31 of the Constitution of the PRC. The Basic Law of the Hong Kong Special Administrative Region of the PRC (the “Basic Law”) was adopted and promulgated on April 4, 1990 and became effective on July 1, 1997, when the PRC resumed the exercise of sovereignty over Hong Kong. Pursuant to the Basic Law, Hong Kong is authorized by the National People’s Congress of the PRC to exercise a high degree of autonomy and enjoy executive, legislative and independent judicial power, and the PRC laws and regulations shall not be applied to Hong Kong, other than those relating to national defense, foreign affairs, and certain other matters that are not within the scope of autonomy of Hong Kong. While the National People’s Congress of the PRC has the power to amend the Basic Law, the Basic Law also expressly provides that no amendment to the Basic Law shall contravene the established basic policies of the PRC regarding Hong Kong. As a result, as of the date of this Annual Report, national laws of the PRC that would be applicable to us if we were a Chinese corporation do not apply to our Hong Kong subsidiary. However, there is no assurance that certain PRC laws and regulations, including existing laws and regulations and those enacted or promulgated in the future, will not be applicable to our Hong Kong subsidiary due to change in the current political arrangements between mainland China and Hong Kong or other unforeseeable reasons. The application of such laws and regulations may have a material adverse impact on us, as relevant PRC authorities may impose fines and penalties upon our Hong Kong subsidiary, delay or restrict the repatriation of the proceeds from this offering into Hong Kong, and any failure of us to fully comply with such new regulatory requirements may significantly limit or completely hinder our ability to offer or continue to offer our Common Stock, cause significant disruption to our business operations, and severely damage our reputation, which would materially and adversely affect our financial condition and results of operations and cause our Common Stock to significantly decline in value or in extreme cases, become worthless.

Our Corporate Organization

We are a Delaware corporation, incorporated on June 13, 2022. Aspire North America, LLC, a California limited liability company, was formed on February 22, 2020, and 100% of its ownership was transferred to Aspire Global on September 23, 2020, and was transferred by Aspire Global to Ispire Technology on July 29, 2022. Aspire Science, a Hong Kong corporation, was formed on December 9, 2016, as a subsidiary of Aspire Global, and 100% of its equity was transferred to our subsidiary, Ispire International, on July 29, 2022. Ispire International was organized on July 6, 2022. Ispire Malaysia Sdn Bhd was formed by on our behalf by Tuanfang Liu, our Chairman and Chief Executive Officer, under the laws of the Federation of Malaysia on August 2, 2023, and assigned to us on September 22, 2023. In October 2024, the Company established a wholly-owned subsidiary, Magellan Trading LLC (“Magellan Trading”) incorporated under the laws of the State of California to assist in operations and logistics for the Company. In January 2025, the Company established a wholly-owned subsidiary, Ispire Products UK LTD (“Ispire UK”) incorporated under the laws of England and Wales to assist in sales and marketing for the Company. Ispire UK was dissolved in October 2025. In May 2025, the Company established a wholly-owned subsidiary, Ispire Holdings LLC (“Ispire Holdings”) incorporated under the laws of the State of Delaware to assist in administration for the Company. In June 2025, the Company established a wholly-owned subsidiary, Ispire Ike Holdings LLC (“Ispire Ike Holdings”) incorporated under the laws of the State of Delaware to assist in administration for the Company. Aspire North America, Ispire Malaysia, and Aspire Science are our operating companies.

The following chart shows our corporate structure.

Our Strategy

We are implementing a multi-prong growth strategy directed at increasing the sales of our e-cigarette and cannabis vaporizer technology products.

In addition to increasing sales to our existing customers, we plan to increase sales of our e-cigarette vaporizer technology and nicotine pouch products by increasing the number of distributors and regions where our products are sold. We plan to increase sales of our cannabis products by increasing sales to existing customers, increasing our customer base in the United States and seeking to penetrate the Canadian and European markets as they develop. We closely follow the legalization of cannabis globally and plan to enter markets when opportunities arise.

Research and development is at the core of our business. We will continue to innovate via our own research and development efforts. Tuanfang Liu, our chief executive officer, developed the patented DuCoreTM technology, which is being assigned to us enabling our cannabis vaporizer products to heat cannabis oil, which, we believe is the first leak-proof patented design, which enables the consumer to get the full flavor experience of the cannabis. We will continue to expand our technology leadership and invest in vaporizer and similar technology research and development. Our present products are designed for adult use. Our research and development activities will be oriented to focus on both medical and recreational usages of cannabis products. We recognize that industry trends can change rapidly. We believe that our products must be at the forefront of technology if we are going to develop our business. The cannabis vaping business is in its early stages and we will seek to develop a strong and leading position in this market. Currently, this market is largely in the United States and we plan to be at the forefront as other markets develop.

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

We are expanding our cannabis and e-cigarette Original Equipment Manufacturer (“OEM”) and ODM business. OEM generally means making and selling the products as we design them and putting customers’ logos on the products. For OEM products, cost is important to the customer. ODM generally involves the design and customization of the core products to meet each brand’s unique image and needs. For ODM products, our customers often consider technology, performance and uniqueness more important than cost, which is often a secondary consideration. Historically, for our e-cigarette products, we have focused on building and growing our own branded business, with OEM and ODM sales accounting for a minor portion of our revenue. OEM and ODM sales accounted for approximately $36.4 million and $35.6 million, or 40.2% and 44.5%, of total revenue of e-cigarette products in the years ended June 30, 2025 and 2026, respectively. As Aspire Global continued to innovate in the last decade and the Aspire brand has become recognized as a leading innovator in the vaping industry, Aspire Science has been sought after by other brands for OEM and ODM work. We believe that OEM and ODM for our e-cigarette products will represent a key growth area for us in the future. In seeking to introduce new products, we rely upon our chief executive officer and chairman, Tuanfang Liu, who has been largely responsible for the development of the technology underlying our e-cigarette and cannabis vaping products.

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

We are also actively pursuing various technological innovations to prevent youth usage of e-cigarettes. Our IKE joint venture (described more fully within) is a global leader in point-of-use age-gating technology for electronic nicotine delivery systems. Ispire is pursuing various product launches using the IKE age-gating technology, including work on age-gated e-cigarettes with characterizing flavors in the U.S. using the IKE age-gating technology, as well as pod systems in the UK and European markets which will have age-gating functionality.

Our Products

E-Cigarette Products

We develop and sell both branded and, to a significantly lesser extent, OEM and ODM nicotine vaping systems and components (cartridges and batteries) to meet the needs of adult users worldwide, excluding the United States, the PRC and Russia.

There are generally two types of vaping systems - open systems and closed systems.

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

Sales and Distribution

Most of our revenue from our e-cigarette products comes from sales to our distributors. We are looking to increase our OEM and ODM sales of e-cigarette products, which accounted for 40.2% and 44.5% of our e-cigarette revenue for the years ended June 30, 2025 and 2026, respectively. We secured a major e-cigarette OEM contract in May of 2024. Production for the customer began in fiscal year. In June 2025, disposable (closed-system) e-cigarette products were banned in the United Kingdom, and caused the discontinuation of certain product lines and contributed to slightly lower sales in 2026 compared to 2025. we believe that this contract will yield significant revenue increases from the OEM and ODM business in our 2026 fiscal year. Most of our revenue from cannabis products is from ODM sales to other cannabis vaping brands, and we work with the customer to design the product, which is sold under the customer’s brand name. For some customers, the Ispire brand is also on the product.

Prior to our acquisition, Aspire Global sold e-cigarette vaping products in the United States through its distribution network. We decided not to market in the United States as a result of changes in regulations in the United States. Aspire North America would currently only be able to sell one product line in the United States and that product line does not generate sufficient revenue to justify the marketing and regulatory expenses at this time. We are evaluating the submission of several premarket tobacco product applications (each a “PMTA”) for a pod-based e-cigarette system with a variety of flavors, which includes the IKE point-of-use age-gating technology, over the next 6 to 12 months.

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

For our e-cigarette products, we have a network of more than 100 distributors, whose territories cover more than 30 countries or regions. Our distributors have non-exclusive agreements and generally are not restricted from selling competing vapor products. Our largest distributor, whose territory was the United Kingdom and France, is Your-Buyer International Limited, which accounted for revenue of approximately $32.7 million, or 25.7% of revenue and approximately $26.2 million, or 27.3% of revenue for the years ended June 30, 2025 and 2026, respectively. Our second largest distributor, whose territory is the United Kingdom, accounted for revenue of approximately $17.5 million, or 13.7% of revenue and approximately $24.4 million, or 25.5% of revenue for the years ended June 30, 2025 and 2026, respectively. No other distributor or customer accounted for 10% or more of our revenues for either the year ended June 30, 2025 or 2026.

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

Warranties

We will pass on to our customers the warranties which Shenzhen Yi Jia provides to us as a customer, and provide another warranty for products that are not sourced through Shenzhen Yi Jia. These warranties are of an assurance-type, come standard with all of products we purchase from Shenzhen Yi Jia, and cover repair or replacement should product not perform as expected. We offer these warranties for all major products, including all types of E-vapor kits, atomizers, replacement coils and mods, but no warranty for accessories such as spare parts or packaging consumables. Shenzhen Yi Jia generally offers 90-day warranty period from date of purchase for products sold to all regions, but Shenzhen Yi Jia offers six months warranty period from date of purchase for products sold in the United Kingdom and France. The warranty offers the refund or replacement of products for manufacturer defective items, dead on arrival items and items that do not appear the same as listed on our website, and exclude damaged goods caused by misuse or unauthorized repair. We generally require our customers to test our hardware with their oils to confirm the hardware performance and approve the hardware designs, in order to minimize any hardware-related discrepancy or performance issues specific to the formulation of their oils. Since we are passing on the warranties of Shenzhen Yi Jia, we do not provide for estimated expenses related to product warranties. Management actively studies trends of warranty claims and takes action to improve product quality and minimize warranty costs. We estimate the actual historical warranty claims coupled with an analysis of unfulfilled claims to record a liability for specific warranty purposes. As of June 30, 2025 and 2026, products returned for repair or replacement have been immaterial. Accordingly, a warranty liability has not been deemed necessary.

Research and Development

We believe that design and attention to detail are at the heart of our business. Historically, research and development relating to our existing products were conducted primarily by Shenzhen Yi Jia. We have commenced research and development activities independent of Shenzhen Yi Jia, which has related primarily to cannabis vaping products. This research and development effort, which is headed by our chairman, Tuanfang Liu, has eleven members, who are primarily based in Los Angeles. Prior to the transfer of the equity of Aspire North America and Aspire Science to us, the research and development activities were conducted by Shenzhen Yi Jia. As discussed under “Business - Intellectual Property” we have rights to intellectual property generated by the research and development efforts of Shenzhen Yi Jia and Mr. Liu.

During the years ended June 30, 2026 and 2025, research and development efforts included the development of the Ispire cannabis vaping system, patented dual-coil technology, self-sealing technology and a closed system for e-cigarette vaping that is designed to eliminate the problem of oil leaking out of the unit. These research and development efforts were conducted by Shenzhen Yi Jia under the leadership of Tuanfang Liu, our chief executive officer and the chief executive officer of Aspire Global. Since the transfer of Aspire North America and Aspire Science to us in July 2022, we have established our research and development group independent of Aspire Global and Shenzhen Yi Jia, and the Shenzhen Yi Jia research and development activities relating to both cannabis and e-cigarette product have transitioned to us. We are also entitled to the benefits of Shenzhen Yi Jia’s research and development pursuant to the Intellectual Property Transfer Agreement and the License Agreement.

IKE Tech LLC Joint Venture

In April 2024, Aspire North America LLC entered into a capital contribution, subscription, and joint venture agreement with Chemular Inc, Touch Point Worldwide, Inc. d/b/a/ Berify, and Ike Tech LLC, a Delaware limited liability company pursuant to which the Parties agreed to participate in IKE. The business of IKE is developing, licensing, owning, and operating an industry-standard age-verification solution for vapor (e-cigarette) devices. IKE plans to submit PMTA applications seeking FDA marketing orders for cutting-edge technologies across the U.S. e-cigarette market, including, without limitation, (a) next-generation e-cigarette hardware with a user-friendly point-of-use age-verification and geo fencing capability that eliminates usability of vapor hardware in certain designated areas such as schools and sensitive areas, (b) e-cigarettes with end-to-end range of dynamic features such as authentication, direct to consumer engagements and exclusive offerings built on the foundations of blockchain technology, and (c) a real-time biometric identity platform for user access controls, designed to create added security and reliability to deter counterfeiting in connection with vapor devices. As of the date of this Annual Report, Aspire North America LLC owns 40% of IKE.

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

On March 11, 2026, the U.S. Food and Drug Administration (the “FDA”) issued draft guidance outlining evidentiary expectations for PMTAs for flavored electronic nicotine delivery systems (“ENDS”), which could provide a lawful pathway for flavored vaping products, the market for which is largely comprised of illicit products. The guidance marks the first time the FDA has formally outlined a framework for evaluating flavored ENDS products, recognizing that device-level access technologies, or device access restrictions (“DAR”), may factor into whether a product meets the “appropriate for the protection of public health” standard for PMTA authorization. The draft guidance highlights DAR technologies such as biometric authentication, geofencing, and continuous age verification as potential safeguards designed to prevent underage use of ENDS devices. The FDA also emphasized that traditional safeguards such as local age restrictions and point-of-sale verification that do not directly prevent youth use may not, when employed alone, sufficiently reduce youth use. On May 5, 2026, FDA authorized the marketing of four Glas ENDS product PMTAs. Each Glas product is an e-liquid pod containing 50mg/ml (or 5%) of tobacco-derived nicotine. The authorized pods include Classic Menthol, Fresh Menthol, Gold, and Sapphire. Gold is mango flavored and Sapphire is blueberry flavored. This action marks the FDA’s first authorization of non-tobacco and non-menthol ENDS products. Notably, the Glad products contained a point-of-use age-gating system DAR on the device, which restricts access to the products to users under 21 years of age. This authorization shows a clear pathway between age-gating technology and the ability to receive PMTA authorization for ENDS products with characterizing flavors.

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

The patents are primarily based on inventions developed by our U.S.- based product team and our chairman, Tuanfang Liu, who has received more than 200 patents in China, the United States, the European Union and other countries. All of these patents have been assigned, licensed, or otherwise transferred to Shenzhen Yi Jia, which, has transferred to Aspire North America, with respect to intellectual property relating to cannabis products, and licensing on a sole and exclusive basis globally other than the PRC and Russia, to Aspire Science, with respect to e-cigarette products. The earliest patents were filed in 2012 and began expiring in 2022, with the last patents set to expire in 2045, depending on priority filing date, patent type, and jurisdiction. We intend to work to improve our technology and products and to seek further patent protection as warranted in connection with any new developments.

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

We anticipate that the market for vaping products will continue to evolve, with technological innovation, changing standards and changes in needs and preferences of adult vapor users. Vaping devices are more than a reduced-risk alternative to traditional cigarettes. Instead, they represent the user’s taste and offer them a new and fun experience, as they provide large amounts of vapor, different tastes of e-liquid and fashionable design. In light of such trend and to further differentiate their vaping devices, manufacturers are upgrading their products in terms of technology and design. Many manufacturers are now providing full-spectrum vaping devices, including closed system vaping devices, open system vaping devices and other kinds of vaping devices, so as to be more competitive in the market. In the next few years, with the technology becoming more mature, we anticipate that more differentiated vaping devices will continuously emerge to draw adult consumers’ attention. Our recent enhancements to our vaping products, such as the big smoke effect, have increased interest and sales of our products. We believe that our ability to remain profitable and to increase our market share is dependent upon our ability to anticipate market demand and develop and market products that address these trends.

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

Human Capital

We believe our people are central to the foundation and future of our success. Our culture and commitment to our employees are important factors in attracting, retaining, developing and progressing qualified employees. As of September 14, 2026, we had a total of 88 employees, of which 36 are operations personnel, 30 are general management personnel, 8 are in sales and marketing, 9 are in manufacturing and 5, including Tuanfang Liu, our chief executive officer, are in research and development relating to our products.

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

Health and Safety

We are committed to providing safe and healthy working environments and taking reasonable preventative measures to protect the health and safety of our employees and customers. We drive environmental, health and safety excellence across the Company and strive for incident-free workplaces - continuously assessing and developing measures that are in place to help keep our employees, customers and communities safe.

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

REGULATION

United States

PMTA filings are required for ENDS products, including devices, components, and/or parts that deliver aerosolized e-liquid when inhaled. For existing ENDS products that were on the U.S. market on August 8, 2016, a PMTA was required to be submitted to the FDA by September 9, 2020. We timely filed our PMTA for our Nautilus Prime open system vaping products, which are the only products we can presently sell in the United States. For new ENDS products that were not on the U.S. market on August 8, 2016, and not the subject of a pending PMTA filed by September 9, 2020, a premarket authorization is required before introducing the product to the U.S. market. Selling ENDS products without authorization can result in civil penalties, seizures, injunctions, and even criminal prosecutions.

On May 8, 2026 the FDA promulgated guidance related to enforcement priorities for unauthorized ENDS and nicotine pouch products. The guidance provides that FDA does not intend to prioritize enforcement if a product has a pending application that has been accepted and filed, or when a manufacturer has a pending and accepted Supplemental PMTA, and if FDA has determined the application includes data necessary to evaluate whether the product is appropriate for the protection of public health in the case of non-tobacco flavored ENDS products. FDA does not intend to prioritize enforcement against products falling within the categories set forth above, unless they have certain presumptively underage-appealing elements such as depicting a cartoon-like fictional character; disguising its nature as a vaping product; or resembling a children’s toy, phone, or gaming platform.

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

Moreover, we believe that the technology being developed by IKE may allow for the approval of ENDS products with characterizing flavors other than tobacco or menthol. This is because the point-of-use age-gating technology could prevent youth usage of vapor devices by biometrically preventing youth from powering-on the device itself. Accordingly, are evaluating plans, including costs, timelines and products, to submit several PMTA applications for ENDS devices with characterizing flavors when we receive positive news from, or approval of, the IKE age-gating technology from the FDA.

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

Under federal law and the laws of certain states that continue to broadly restrict production and sale of cannabis, vaping devices intended for use in consuming cannabis products may qualify as prohibited drug paraphernalia. However, the federal Controlled Substances Act includes an exemption for “any person authorized by local, State, or Federal law to manufacture, possess, or distribute such items.” Several states with legal cannabis programs, including California, have enacted legislation invoking this exemption to shield state-legal businesses from federal enforcement on paraphernalia grounds. In addition, a recent court decision from the U.S. Court of International Trade applied this exemption in prohibiting U.S. Customs and Border Protection from refusing import entry of cannabis paraphernalia components that the importer could legally possess in the state of importation. As of April 23, 2026, the Department of Justice issued AG Order No. 6754-2026 rescheduling both FDA-approved products containing marijuana and marijuana products regulated by a state medical marijuana license from Schedule I to Schedule III of the Controlled Substances Act; further, the DEA held hearings as of June 29, 2026, examining the potential for overall rescheduling of cannabis under the Controlled Substances Act.

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

However, the Labour Government’s Bill goes further, introducing powers to create a register of vaping products for sale in the United Kingdom, along with new requirements for producers to share information on their products and carry out studies and testing on any health impacts. The Bill also gives the Secretary of State the ability to designate public spaces as vape and smoke-free, subject to consultation. The Bill additionally introduces a ban on the advertisement of vapes in the United Kingdom, as well as any “brandsharing” where vapes may be advertised by their logo on other products. The Bill received Royal Assent in April 2026, becoming the Tobacco and Vapes Act 2026. Various provisions of the Act will take effect in stages, with certain requirements subject to further implementing regulations and consultation.

The sale of cannabis products is currently illegal in the United Kingdom.

Malaysia

We are operating a manufacturing facility in Malaysia. As such, we must comply with laws and regulations relating to manufacturing operations, including regulatory approval, as applicable, including satisfying the applicable government authority that we have sufficient capital to cover all of our planned activities. We are also subject to wage and hour laws and laws relating to employee health and safety and environmental laws and regulations. We have structured our operations to comply with applicable laws and regulations in Malaysia. On March 17, 2026, we received a permanent license to produce products containing nicotine for export from the Malaysian federal government.

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

Risks Related to Our Business and Industry

We sustained losses of approximately $39.2 million for the year ended June 30, 2025 and $33.2 million for the year ended June 30, 2026, and we cannot assure you that we can or will operate profitably in the future.

We sustained a loss of approximately $39.2 million, or $0.69 per share (basic and diluted) in the year ended June 30, 2025, and a loss of approximately $33.2 million, or $0.58 per share (basic and diluted) for the year ended June 30, 2026. The losses resulted primarily because of increased operating expenses for both periods. We cannot assure you that we will be able to operate profitably in the future.

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

The U.S. Department of Health and Human Services (“HHS”) recently made a recommendation to the US Drug Enforcement Agency (“DEA”) to reschedule cannabis as a Schedule 3 drug. As previously noted, the Department of Justice issued AG Order No. 6754-2026 on April 23, 2026, rescheduling both FDA-approved products containing marijuana and marijuana products regulated by a state medical marijuana license from Schedule I to Schedule III of the Controlled Substances Act; further, the DEA held hearings as of June 29, 2026, examining the potential for overall rescheduling of cannabis under the Controlled Substances Act.

The DEA is currently going through a public comment period on the potential rescheduling. If the DEA accepts HHS’s recommendation and reschedules cannabis, there may be new regulatory compliance obligations placed upon cannabis operators in the U.S. Under the FD&C Act, Schedule 3 drugs must be dispensed with a prescription and the safety and efficacy of such products would be governed by FDA regulation under the FD&C Act. It is unclear how this would impact state-legal adult use cannabis programs, if at all. If there are significant new regulatory barriers for the U.S. adult use cannabis industry, such increased regulation may negatively impact the sale of our cannabis vaporizer products in the U.S. marketplace.

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

Because Tuanfang Liu, our chief executive officer, who is also director, and his wife, Jiangyan Zhu, who is also a director, beneficially own 62.1% of our Common Stock as of June 30, 2026 and Mr. Liu owns 95% of the equity of our majority supplier, Mr. Liu has a conflict of interest.

Because our chief executive officer, Tuanfang Liu, and his wife own 62.1%, of our Common Stock as of June 30, 2026, they have the power to elect all of our directors and to approve any matter which is subject to stockholder approval. Mr. Liu also own 95% of the equity in Shenzhen Yi Jia, which is currently our major supplier. Mr. Liu is chairman of Shenzhen Yi Jia and his wife, Jiangyan Zhu, is its vice president of finance. The price and other terms at which Shenzhen Yi Jia sells product to us have been largely determined by Mr. Liu. In addition, as our chief executive officer, Mr. Liu has significant authority in the implementation of our business plan, including the expected commencement of our manufacturing operations in California and the opening of additional manufacturing operations in Malaysia. He has also historically been responsible for our product development and our present products have been the result of his research and development efforts. Mr. Liu’s interests may be different from our interests. Because of Mr. Liu’s conflict of interest, there is a risk that any actions he may take may have an adverse effect upon the success and development of our business and the price of our Common Stock.

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

Although our supply agreements with Shenzhen Yi Jia require Shenzhen Yi Jia to sell products to us at the most favorable market price that it sells similar products to third parties, because our products are designed for us and based on technology that was either developed by Mr. Liu prior to the date of the agreement or is developed by us, we cannot determine whether another supplier would be able to provide the products at the same or a better price. However, all pricing will be designed to enable us to sell the products at a price which enables us to generate a gross margin that we consider acceptable, and Mr. Liu will have significant input as to what is an acceptable gross margin. Our supply agreements also require Shenzhen Yi Jia to provide us with quality products and services in a timely manner, to provide to our customers the same warranty that we provide to our customer and to give first priority to the manufacture of our products over any other manufacturing obligations. However, as our chief executive officer, Mr. Liu has the ability to determine whether to pursuant any legal action to enforce our supply agreements. Thus, we will be relying on Mr. Liu taking actions that are in our best interests, and we run the risk that he may not do so.

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

We believe that, when equipped with IKE’s age-gating technology, there is a path to getting an approval for ENDS products with characterizing flavors other than tobacco and menthol, as they will have strong technological barriers to prevent youth usage. This belief was borne out by the May 5, 2026 authorization of the Glas ENDS product PMTAs. IKE met with the FDA on November 13, 2024, and submitted a “component” PMTA on this technology in April of 2025; however, there can be no guarantee that the FDA will approve our PMTA or any other PMTA we submit that contains the IKE age-gating technology. IKE has met with FDA 2 additional times in 2026, including a June 15, 2026 meeting with the acting FDA commissioner.

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

The majority of our products are presently manufactured by Shenzhen Yi Jia, a related party. Due to the reliance on our business relationship with Shenzhen Yi Jia, any interruption of its operations, any failure of Shenzhen Yi Jia to accommodate our growing business demands, any termination or suspension of our cooperation terms, or any deterioration of cooperative relationships with Shenzhen Yi Jia may materially and adversely affect our operation. Failure by Shenzhen Yi Jia to provide us satisfactory products and/or services in a timely manner is likely to have a have material adverse effect on our business, financial condition and results of operations. There is a risk in relying on any third-party supplier in that we are dependent on the supplier’s ability to produce a product which meets our quality standards and delivery requirements as well as being dependent upon the supplier’s priorities. These risks are present when the supplier is controlled by Tuanfang Liu, our chief executive officer. We do not presently have any plans to engage another supplier since Shenzhen Yi Jia is familiar with our products, and we are devoting our efforts to establishing our own production facilities with no assurance that we can successfully operate our new and to-be developed manufacturing facilities.

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

We do not include cannabis oil in our products. The cannabis oil is provided by our customer before selling the product or a cartridge with oil is inserted in the product by the customer or the end user. Unlike nicotine oil, cannabis oil is not of a uniform quality or viscosity. If the end user uses cannabis oil that is too viscous for our product and does not have the desired experience from the product, our client may reject an order, cancel an order or seek a refund of the payment made to us and/or discontinue purchasing our products. These refunds and the cost of cancellation of orders are reflected as sales return. The amount of sales return for the years ended June 30, 2025 and 2026 was $2,551,966 and $3,778,854, respectively. We cannot assure you that we will not incur significant warranty expenses and lose business as a result cannabis oil not providing the end user’s desired experience or that we will not lose significant business as a result of this problem.

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

We currently hold a 40% ownership interest in IKE and a 49% ownership interest in Jin Wu, with independent third parties holding the remaining 60% and 51%, respectively. As of June 30, 2026, we had an aggregate of $8,611,823 invested in advances to IKE.

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

Property Ownership Through IKE or Jin Wu Could Limit Our Control of Those Investments and Reduce Our Expected Return.

Joint venture investments may involve risks not otherwise present for investments made solely by us, including the possibility that our co-venturer might become bankrupt, that our co-venturer might at any time have different interests or goals than us and that our co-venturer may take action contrary to our instructions, requests, policies or objectives. In addition, our co-venturer could have different investment criteria that would impact the assets held by the joint venture or its interest in the joint venture, which may also reduce the carrying value of its equity investments if a loss in the carrying value of the investment is realized. These situations could have an impact on our revenues from IKE and/or Jin Wu. Other risks of our investments in IKE and Jin Wu include impasse on decisions, such as the decision to sell or finance a property or leasing decisions with anchor tenants, because neither our co-venturers nor us would have full control over the joint venture. These factors could limit the return that we receive from such investment, cause our cash flows to be lower than our estimates or lead to business conflicts or litigation. There is no limitation under our Certificate of Incorporation, or our Amended and Restated Bylaws, as to the amount of funds that we may invest in IKE or Jin Wu. In addition, our co-venturers may not have access to sufficient capital to satisfy their funding obligations to the joint venture, if any. Furthermore, if credit conditions in the capital markets deteriorate, we could be required to reduce the carrying value of our equity method investments if a loss in the carrying value of the investment is realized or considered an other than temporary decline. As of June 30, 2026, we had $8,611,823 of investment in and advances to IKE.

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

At present, a majority of our products are manufactured by Shenzhen Yi Jia, a Chinese company of which Tuanfang Liu, our chief executive officer is a 95% owner. In the event of any claim of product liability resulting from a product manufactured by Shenzhen Yi Jia, any legal action would most likely be brought against us since the plaintiff may not be willing or able to commence an action against Shenzhen Yi Jia in China. Our chief executive officer has a conflict of interest in determining the extent to which Shenzhen Yi Jia would accept responsibility for any product liability claim relating to a product manufactured by Shenzhen Yi Jia or for making changes in the manufacturing process to address the substance of any claim, whether or not such claim is valid. To the extent that that we have product liability insurance, the insurer may seek to recover any amount paid from Shenzhen Yi Jia for products manufactured by Shenzhen Yi Jia.

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

Since our products involve inhaling nicotine or cannabis, we may be subject to claims based on the known effects of nicotine or cannabis. Because e-vaping is a relatively recent method of ingesting nicotine and cannabis and is thought by some that, for adults, it may be less toxic than cigars and cigarettes or marijuana cigarettes, it is possible that long-term effects of inhaling nicotine or cannabis may not become generally known for many years and may prove to be not significantly less toxic than cigars, cigarettes and marijuana cigarettes, and we cannot assure you that manufacturers and distributors of vaping products may not face liability resulting from the nature of the product - a device for inhaling nicotine or cannabis, which could materially impair our ability to operate profitably if at all.

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

Geopolitical uncertainties and events could cause damage or disruption to international commerce and the global economy and thus could have a material adverse effect on us, our suppliers, logistics providers, manufacturing vendors and customers, including our distributors and other channel partners. For example, escalating tensions between the U.S., China and other countries may result in changes in laws or regulations that will affect our ability to manufacture and sell our products. As of the date of this Annual Report, the U.S. tariff rate on all goods imported from China is 35% and the tariff rate on all goods imported from Malaysia is 19%. These tariff rates have been volatile since April 2025 and may further increase or decrease over the near term. We purchase the majority of our nicotine and cannabis vaping products from Shenzhen Yi Jia, a company located in Shenzhen, China, which constitutes a significant portion of our cost of revenue and could increase our cost of revenue should tariffs continue to rise. We are currently able to manufacture a wide range of cannabis hardware in Malaysia and import into the U.S. at a comparatively low tariff rate compared to goods imported from China. However, there is no guarantee that the current tariff on goods imported from Malaysia will not increase to the previous rate of 24% or higher. Any continuation or increase of tariffs on products imported from Malaysia or China could materially and adversely affect our business, financial condition, and results of operations.

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

Two customers account for a significant portion of our sales.

Although we have more than 100 distributors, our largest distributor, who is a non-exclusive distributor for the United Kingdom and France, accounted for approximately 26% and 27% of our revenue for the years ended June 30, 2025 and 2026, respectively. On January 1, 2021, we signed a distributorship agreement with this distributor in our standard form, which does not provide any special terms or prices. Our second largest distributor, whose territory is the United Kingdom, accounted for approximately 17% of revenue for the years ended June 30, 2026. No other customer accounted for 10% or more of our revenue during either year. The loss of this distributor or a significant reduction in our sales to this distributor could have a material adverse effect upon our business. See “Business - Sales and Distribution.”

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

In June 2018, California adopted the CCPA, which became effective in 2020. Under the law, any California consumer has a right to demand to see all the information a company has saved on the consumer, as well as a full list of all the third parties that data is shared with. The consumer also has the right to request that we delete the information it has on the consumer. The CCPA broadly defines “protected data.” The CCPA also has specific requirements for companies subject to the law. The CCPA provides for a private right of action for unauthorized access, theft or disclosure of personal information in certain situations, with possible damage awards of $100 to $750 per consumer per incident, or actual damages, whichever is greater. The CCPA also permits class action lawsuits. To the extent that we sell products to consumers through our website or otherwise through the Internet, we may become subject to the CCPA and any other similar consumer protection laws.

The European Union Parliament approved a new data protection regulation, known as the GDPR, which came into effect in May 2018. The GDPR includes operational requirements for companies that receive or process personal data of residents of the European Economic Area. The GDPR imposes significant penalties for non-compliance. Although we do not conduct any business in the European Economic Area, in the event that residents of the European Economic Area access our website and input protected information, including information provided in ordering products through our website, we may become subject to provisions of the GDPR.

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

Our performance depends on the continued service and performance of our directors and senior management as they play an important role in guiding the implementation of our business strategies and future plans. Our chief executive officer, Tuanfang Liu, is responsible primarily for our product development, since all of the patents we own or license are based on his inventions, and we anticipate that he will continue to be responsible for product development. Because of his knowledge of the market and the underlying technology for our products, the loss of Mr. Liu could have a material adverse effect on our business, financial condition and prospects. If any of our other members of senior management were to terminate his or her employment, there can be no assurance that we would be able to find suitable replacements in a timely manner, at acceptable cost or at all. The loss of services of key personnel or the inability to identify, hire, train and retain other qualified managerial personnel in the future may materially and adversely affect our business, financial condition, results of operations and prospects. Additionally, in addition to our chief executive officer, we rely on our research and development personnel for product development and technology innovation. If any of our key research and development personnel were to leave us, we cannot assure you that we can secure equally competent research and development personnel in a timely manner, or at all.

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

The occurrence of natural disasters, including hurricanes, floods, earthquakes, tornadoes, fires and other disasters disease may adversely affect our business, financial condition or results of operations. The potential impact of a natural disaster on our results of operations and financial position is speculative and would depend on numerous factors. The extent and severity of these natural disasters determine their effect on a given economy. We cannot assure you that natural disasters will not occur in the future or that our business, financial condition and results of operations will not be adversely affected. In particular, our factory in Malaysia may be at risk to certain natural disasters that could interrupt production or even cause a catastrophic loss of equipment and inventory. Further, our logistics and supply chain could be interrupted by hurricane or typhoon activity in Southeast Asia.

Because we are a “controlled company” as defined in the Nasdaq Stock Market Rules, you may not have protection of certain corporate governance requirements which otherwise are required by Nasdaq’s rules.

Under Nasdaq’s rules, a controlled company is a company of which more than 50% of the voting power for the election of directors is held by an individual, group or another company. We are a controlled company because Mr. Tuanfang Liu, our chief executive officer, holds more than 50% of our voting power. For so long as we remain a controlled company, we are not required to comply with the following permitted to elect to rely, and may rely, on certain exemptions from the obligation to comply with certain corporate governance requirements, including:

●	our board of directors is not required to be comprised of a majority of independent directors.

●	our board of directors is not subject to the compensation committee requirement; and

●	we are not subject to the requirements that director nominees be selected either by the independent directors or a nomination committee comprised solely of independent directors.

We have not taken advantage of these exemptions except that our chief executive officer and principal stockholder, Tuanfang Liu, is chairman of the nominating and corporate governance committee. As a result, to the extent that we take advantage of these exemptions, you will not have the same protections afforded to stockholders of companies that are subject to all of the Nasdaq corporate governance requirements. Although we do not currently intend to take advantage of the controlled company exemptions, except as set forth above, we cannot assure you that, in the future, we will not seek to take advantage of these exemptions. If we cease to be a “controlled company” in the future, we will be required to comply with the Nasdaq listing standards, which may require replacing a number of our directors and will require development of certain other governance-related policies and practices. These and any other actions necessary to achieve compliance with such rules may increase our legal and administrative costs, will make some activities more difficult, time-consuming and costly and may also place additional strain on our personnel, systems and resources.

You may experience difficulties in effecting service of legal process, enforcing foreign judgments or bringing actions in China against two of our directors, Tuanfang Liu, our chief executive officer and chairman, and his wife Jiangyan Zhu, who are both based in China.

Although we are a Delaware corporation, two of our directors, — who are Tuanfang Liu, our chief executive officer, chairman and controlling stockholder, and his wife, Jiangyan Zhu, who is also a director - live in mainland China. The PRC does not have treaties providing for the reciprocal recognition and enforcement of judgments of courts with the United States. As a result, it may not be possible for investors to serve process upon our chief executive officer, or to enforce any judgments obtained from non-PRC jurisdictions against any of them in China. As a result, it may be difficult for you to effect service of process upon those persons inside mainland China. It may also be difficult for you to enforce judgments obtained in U.S. courts based on the civil liability provisions of the U.S. federal securities laws against us and our officers and directors who do not reside in the United States or have substantial assets located in the United States. In addition, there is uncertainty as to whether the courts of the PRC would recognize or enforce judgments of U.S. courts against such persons predicated upon the civil liability provisions of the securities laws of the United States or any state.

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

Our business relies on the collection of accounts receivable from our customers in a timely manner to maintain liquidity and support our ongoing operations. We recorded an allowance for credit losses of approximately $18.0 million as of June 30, 2025, and approximately $26.1 million as of June 30, 2026. Our failure or inability to collect accounts receivable when due results from a number of factors, including (i) our customer’s failure to pay as a result of adverse economic conditions affecting the customers; (ii) our failure to accurately assess the creditworthiness of our customers; (iii) our failure to implement effective collection efforts; and (iv) disputes over contract terms, product quality or delays in delivery. Although we may implement strategies to mitigate these risks, but there can be no assurance that such measures will be entirely effective, and we may continue to incur write-offs of accounts receivable, which may impair our ability to operate profitably.

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

While we have not been subject to cyberattacks and other cyber incidents, we take cybersecurity preparedness seriously. Our risk management framework considers cybersecurity risk alongside other company risks as part of our overall risk assessment process. Employees receive guidance through the Company’s policies regarding the identification and appropriate handling of potential cybersecurity threats and suspicious communications, including verification procedures for sensitive requests, as well as ongoing warnings and updates regarding emerging cybersecurity risks..]

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

ITEM 2. Properties

Our headquarters are located at 19700 Magellan Dr, Los Angeles, CA 90502 and we maintain offices, manufacturing and storage facilities at the same location. We do not own any real property, and we leased an aggregate of approximately 201,270square feet of real property. We do not expect to experience difficulties in renewing any of the leases when they expire. If we require additional space, we expect to be able to obtain additional facilities on commercially reasonable terms.

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

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Common Stock trades on the Nasdaq Stock Market under the symbol “ISPR.”

Holders of Record

As of September 14, 2026, we had approximately 16 holders of record of our Common Stock. Because most of our shares of Common Stock held by persons other than our original stockholders are held by brokers and other institutions on behalf of stockholders, this number is not indicative of the total number of stockholders who beneficially own our stock.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock. We do not anticipate paying cash dividends on our Common Stock in the foreseeable future. We currently intend to retain all available funds and any future earnings to support our operations and finance the growth and development of our business. Any future determination related to our dividend policy will be made at the discretion of our board of directors and will depend upon, among other factors, our results of operations, financial condition, capital requirements, contractual restrictions, business prospects, the requirements of current or then-existing debt instruments and other factors our board of directors may deem relevant. One of our subsidiaries declared a dividend payable to its then sole stockholder, Tuanfang Liu, our chief executive officer. See “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

Securities Authorized for Issuance under Equity Compensation Plan

The following table sets forth information concerning securities authorized under equity compensation plans as of June 30, 2026.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a) (1)	Weighted-average exercise price of outstanding options, warrants and rights (b) (1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,450,000	$6.8	$9,860,000
Equity compensation plans not approved by security holders	-	$-	-
Total	1,450,000	6.8	9,860,000

(1)	Excludes 1,782,865 shares of Common Stock reserved under our Amended and Restated 2022 Equity Incentive Plan, subject to the issuance of restricted stock units (“RSUs”) and performance stock units (“PSUs”).

Recent Sales of Unregistered Securities

During the three months ended June 30, 2026, the Company did not conduct any unregistered sales of equity securities.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Pursuant to the share repurchase program approved by the Company’s board of directors on January 20, 2025, for a period of 24 months, the Company may repurchase up to $10 million of the currently outstanding shares of the Company’s common stock. Under the approved repurchase program, the Company may purchase shares of the Company’s common stock (i) in the open market, (ii) in privately negotiated transactions, (iii) block purchases, or (iv) otherwise in accordance with applicable federal securities laws, including Rule 10b-18 of the Exchange Act. During the three month period ended June 30, 2026, the Company repurchased none of its common stock.

ISSUER PURCHASES OF EQUITY SECURITIES(1)
Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April (April 1, 2026 - April 30, 2026)	-	-	-	$9,894,511
May (May 1, 2026 - May 31, 2026)	-	-	-	$9,894,511
June (June 1, 2026 - June 30, 2026)	-	$-	-	$9,894,511
Total	-	$-	-	$9,894,511

(1)	On January 20, 2025, the Company’s board of directors authorized the Company’s entry into a program to repurchase up to $10 million of shares of the Company’s Common Stock, as previously announced in the Company’s Current Report on Form 8-K filed with the SEC on January 22, 2025. The board of directors’ authorization to conduct such a repurchase program expires on January 20, 2027.

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

We are engaged in the research and development, design, commercialization, sales, marketing and distribution of branded and non-branded vaping hardware products in both the nicotine and cannabis spaces, as well as the assembly of nicotine pouch products and other next-generation nicotine products. Vaping refers to the practice of inhaling and exhaling the vapor produced by an electronic vaping device. These products are sold into the global nicotine and cannabis markets in the form of e-cigarettes or cartridges filled with oils by our customers, respectively.

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

Accounts Receivable

Our business relies on the collection of accounts receivable from our customers in a timely manner to maintain liquidity and support our ongoing operations. The balance of the allowance for credit losses was $26.1 million and $18.0 million at June 30, 2026 and 2025, respectively.

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

Results of Operations

The following table sets forth a summary of our consolidated statements of operations and comprehensive income for the years ended June 30, 2026 and 2025 (dollars in thousands except per share amounts).

	Years Ended June 30,
	2026		2025
		% of Revenue		% of Revenue
Revenue	$96,015	100.0%	$127,494	100.0%
Cost of revenue	(83,717)	(87.2)%	(104,845)	(82.2)%
Gross profit	12,298	12.8%	22,649	17.8%
Operating expenses	(44,891)	(46.8)%	(60,499)	(47.5)%
Loss from operations	(32,593)	(33.9)%	(37,850)	(29.7)%
Other income (loss), net	536	0.6%	(187)	(0.1)%
Loss before income taxes	(32,057)	(33.4)%	(38,037)	(29.8)%
Income taxes	(1,147)	(1.2)%	(1,204)	(0.9)%
Net loss	(33,204)	(34.6)%	(39,241)	(30.8)%
Other comprehensive loss	(90)	(0.1)%	(167)	(0.1)%
Comprehensive loss	(33,294)	(34.7)%	(39,408)	(30.9)%
Net loss per ordinary share (basic and diluted)	$(0.58)		$(0.69)
Weighted ordinary shares outstanding	57,306,470		56,853,552

Revenue

The following table sets out the breakdown of our revenue percentage by region based on information provided to us by our distributors.

	Year Ended June 30,
	2026		2025
	Revenue	%	Revenue	%
Europe	$61,430	63.9%	$74,107	58.1%
North America (the U.S. and Canada)	15,128	15.8%	32,568	25.5%
Asia Pacific (excluding PRC)	10,919	11.4%	12,274	9.6%
Others	8,538	8.9%	8,545	6.7%
Total	96,015	100%	127,494	100%

Our revenue decreased by $31,479,694, or 24.7%, from $127,494,304 for the year ended June 30, 2025, to $96,014,610 for the year ended June 30, 2026. The decrease in revenue is the combined effect of (i) decreases in product sales in the United States of $17.4 million from $32.6 million for the year ended June 30, 2025, to $15.1 million for the year ended June 30, 2026, due to a tightening of our sales strategy which required higher upfront deposits and stricter payment terms, subsequently leading to a reduced participation from lower-tier accounts (ii) decreases in sales of vaping products in Europe of $12.7 million from $74.1 million for the year ended June 30, 2025 to approximately $61.4 million for the year ended June 30, 2026, which reflects European regulatory uncertainties regarding disposable bans and flavor restrictions, which led distributors to adopt a cautious purchasing strategy and (iii) decreases in product sales in the Asia Pacific (excluding PRC) of $1.4 million from $12.3 million for the year ended June 30, 2025, to $10.9 million for the year ended June 30, 2026.

Cost of Revenue

Cost of revenue mainly consists of cost of purchases of vaping products, that are mostly purchased from Shenzhen Yi Jia. Cost of revenue decreased by $21,128,070, or 20.2%, from $104,844,633 for the year ended June 30, 2025, to $83,716,563 for the year ended June 30, 2026. The decrease in cost of revenue was primarily driven by lower sales volumes mostly from North American and European markets, partially offset by a $2.0 million increase in inventory write-downs, from $0.8 million for the year ended June 30, 2025 to $2.8 million for the year ended June 30, 2026.

Gross Profit

The following tables show the revenue, cost of revenue and gross profit of our products (dollars in thousands).

Year Ended June 30, 2026
Revenue	Cost of revenue	Gross profit	Gross profit %
$96,015	$83,717	$12,298	12.8%

Year Ended June 30, 2025
Revenue	Cost of revenue	Gross profit	Gross profit %
$127,494	$104,845	$22,649	17.8%

Gross profit decreased by $10,351,624, or 45.7%, from $22,649,671 for the year ended June 30, 2025, to $12,298,047 for the year ended June 30, 2026, while our gross margin decreased from 17.8% to 12.8%.

The decrease in gross margin was primarily due to (i) competitive pricing pressures that lowered selling prices on certain products; (ii) an unfavorable shift in revenue mix, as our higher-margin cannabis vaping products sales decreased from 29.0% to 16.6% of total revenue for the year ended June 30, 2025 and 2026, respectively; and (iii) a significant increase in inventory write-downs, which expanded from $0.8 million in 2025 to $2.8 million in 2026, driven by a decline in expected sellable life of certain slow-moving products.

Operating Expenses

Operating expenses decreased by $15,608,959 or 25.8%, from $60,499,530 for the year ended June 30, 2025, to $44,890,571 for the year ended June 30, 2026.

Our sales and marketing expenses mainly consist of employee salaries and benefits, marketing expenses, travel expenses, and other miscellaneous expenses.

Sales and marketing expenses decreased by $3,416,500, or 40.5%, from $8,439,384 for the year ended June 30, 2025, to $5,022,884 for the year ended June 30, 2026. The decrease in sales and marketing expenses was primarily due to a decrease of approximately $2.8 million from North America as a result of expenditure reduction and cut back on marketing campaign activities, and a decrease in marketing expenses of approximately $0.6 million from Aspire Science as a reduction of marketing activities.

Credit loss expenses decreased by $1,318,986, or 6.0%, from $22,034,812 for the year ended June 30, 2025, to $20,715,826 for the year ended June 30, 2026. The slight decrease was the combined effect of the North American sales strategy tightening, including stricter payment terms and higher deposit requirements for new accounts, offset by the lack of improvement in long-aged customer balances.

Our general and administrative expenses (excluding the credit loss expenses) mainly consist of employee’s salaries and benefits, rental expense, professional fees, stock-based compensation expenses and other administrative expenses. General and administrative expenses decreased by $10,873,473, or 36.2%, from $30,025,334 for the year ended June 30, 2025, to $19,151,861 for the year ended June 30, 2026. The decrease was primarily due to (i) a decrease of approximately $5.0 million of payroll expense due to cutting headcount and cost optimization plan in North America, (ii) a decrease of approximately $2.5 million of legal and professional fee from cost optimization plan by North America, (iii) a decrease of approximately $2.2 million of stock-based compensation expense due to cutting headcount in streamline operations by North America and (iv) a decrease of research and development expenses of approximately $0.2 million by North America.

Other income (expense), net

Other income (expense), net includes interest income, interest expense, exchange gain/(loss), net and other income (expense).

Interest income increased by $256,501, from $86,996 for the year ended June 30, 2025, to $343,497 for the year ended June 30, 2026. The increase in interest income is mainly due to increase in interest charged on late fees by North America.

Interest expense increased by $185,404, from $188,764 for the year ended June 30, 2025, to $374,168 for the year ended June 30, 2026. The increase in interest expense is mainly due to borrowing engaged in February 2025.

Exchange gain/(loss), net increased by $403,011, or 465.5%, from net exchange loss of $86,570 for the year ended June 30, 2025 to net exchange gain of $316,441 for the year ended June 30, 2026.

Other income, net mainly consists of loss on equity method investment, credits from company credit card, administrative fee income and other miscellaneous expenses. Other income, net increased by $248,417, or 14,830.9%, from net income of $1,675 for the year ended June 30, 2025 to net income of $250,092 for the year ended June 30, 2026. The increase is mainly due to increasing other income from IKE for charging administrative fees.

As a result of these factors, total other income (expense), net increased by $722,525, from other expense, net of $186,663 for the year ended June 30, 2025 to other income, net of $535,862 for the year ended June 30, 2026.

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

The provisions of ASC 740-10 prescribe a more-likely-than-not threshold for consolidated financial statement recognition and measurement of a tax position taken (or expected to be taken) in a tax return. This interpretation also provides guidance on the recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and related disclosures. For the years ended June 30, 2026 and 2025, we did not incur any interest or penalties related to an uncertain tax position. We do not believe that there were any uncertain tax positions as of June 30, 2026 and 2025.

Income taxes decreased slightly by $56,322 or 4.7%, from $1,203,704 for the year ended June 30, 2025 to $1,147,382 for the year ended June 30, 2026. We had a consolidated net loss for both year ended June 30, 2026 and 2025, which was the combined effect of a profit by Aspire Science, a loss by Aspire North America and Ispire Malaysia. The profit from Aspire Science resulted in a current tax expense. The increase in valuation allowance reflects our view that the taxable income in the future will not be sufficient to utilize the carryforward loss.

Net Loss

As a result of the foregoing, net loss decreased by $6,036,182, from net loss of $39,240,226, or loss of $0.69 per share (basic and diluted), for the year ended June 30, 2025 to a net loss of $33,204,044, or loss of $0.58 per share (basic and diluted), for the year ended June 30, 2026.

Liquidity and Capital Resources

The following table summarizes our changes in working capital from June 30, 2025 to June 30, 2026 (dollars in thousands).

	June 30, 2026	June 30, 2025	Change	% Change
Current Assets	$45,435	$72,908	$(27,473)	(37.7)%
Current Liabilities	44,632	72,540	(27,908)	(38.5)%
Working Capital	803	368	435	118.2%

The following table sets forth information as to consolidated cash flow information for the years ended June 30, 2026 and 2025 (dollars in thousands).

	Year Ended June 30,		Increase
Consolidated cash flow data:	2026	2025	(Decrease)
Net cash used in operating activities	$(569)	$(7,374)	$6,805
Net cash used in investing activities	(3,083)	(5,199)	2,116
Net cash (used in) provided by financing activities	(1,321)	1,853	(3,174)
Net decrease in cash	$(4,973)	$(10,720)	$5,747

Net cash flow used in operating activities for the year ended June 30, 2026, of $0.6 million, reflected our net loss of $33.2 million, primarily adjusted approximately as follows: add back of impairment of account receivable of $20.7 million, add back of share-based compensation expense of $3.5 million, add back of right-of-use assets amortization of $1.8 million, add back of inventory impairment of $2.8 million, add back of loss from equity method investment of $0.9 million, a decrease in accounts receivable of $6.5 million, offset by a decrease in contract liabilities of $3.0 million, and advances to a related party of approximately $0.5 million.

Net cash flow used in operating activities for the year ended June 30, 2025, of $7.4 million, reflected our net loss of $39.2 million, primarily adjusted approximately as follows: add back of impairment of account receivable of $22.0 million, add back of share-based compensation expense of $5.6 million, add back of right-of-use assets amortization of $1.5 million, an increase in accounts payable of $10.8 million, an increase in contract liabilities of $2.6 million, offset by increase in accounts receivable of $9.3 million, and increase in payment made for operating lease liabilities of $1.4 million.

Net cash flow used in investing activities for the year ended June 30, 2026, of approximately $3.1 million reflected primarily the repayment of joint venture investment payable of approximately $2.3 million, purchase of property, plant and equipment of approximately $0.3 million, and acquisition of intangible assets of $0.4 million.

Net cash flow used in investing activities for the year ended June 30, 2025, of approximately $5.2 million reflected primarily the repayment of joint venture investment payable of approximately $3.2 million, purchase of property, plant and equipment of approximately $1.1 million and acquisition of intangible assets of approximately $0.9 million.

Net cash flow used in financing activities for the year ended June 30, 2026, of approximately $1.3 million reflected primarily repayment of borrowing of approximately $1.3 million.

Net cash flow generated from financing activities for the year ended June 30, 2025, of approximately $1.9 million reflected primarily proceeds from borrowing of approximately $2.1 million, offset by repayment of borrowing of approximately $0.2 million.

To date, we have financed our operations primarily through cash on hand and working capital loans from our major stockholders, who are our chief executive officer and his wife, when necessary. We plan to support our future operations primarily from cash generated from our operations and cash on hand. As of the date of this Annual Report, we believe that our current cash and cash flows provided by operating activities, and the net proceeds from our equity offerings and borrowing will be sufficient to meet our working capital needs in the next 12 months. If we experience an adverse operating environment or incur unanticipated capital expenditure requirements, or if we decide to accelerate our growth, then additional financing may be required. We cannot give any assurance that additional financing will not be required or, if required, would be available on favorable terms if at all. Such financing may include the use of additional debt or the sale of additional equity securities. Any financing which involves the sale of equity securities or instruments that are convertible into equity securities could result in dilution to our stockholders which may be substantial.

The cash held at a bank by our Hong Kong operating subsidiary can be freely transferred within our corporate structure without restriction. If our Hong Kong operating subsidiary were to incur additional debt on its own behalf in the future, the instruments governing the debt may restrict the ability of our operating subsidiaries to transfer cash to our U.S. investors.

Contractual Obligations

As of June 30, 2026 and 2025, we had contract liabilities of $1,886,012 and $4,861,250, respectively. These liabilities are advance deposits received from customers after an order has been placed. We expect all of the contract liabilities to be settled in less than one year.

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

The balances for the right-of-use assets and lease liabilities where we are the lessee are presented as follow:

	As of	As of
	June 30, 2026	June 30, 2025
Operating lease right-of-use assets	$3,329,452	$5,181,521
Impairment	(301,067)	(151,516)
Total	$3,028,385	$5,030,005

Operating lease liabilities – current	$1,443,763	$1,838,815
Operating lease liabilities – non-current	1,893,249	3,267,522
Total	$3,337,012	$5,106,337

As of June 30, 2026, the maturities of our lease liabilities (excluding short-term leases) are as follows:

As of June 30, 2026
July 1, 2026 to June 30, 2027	$1,607,967
July 1, 2027 to June 30, 2028	803,628
July 1, 2028 to June 30, 2029	722,952
July 1, 2029 to June 30, 2030	481,968
Total future lease payments	3,616,515
Less: imputed interest	(279,503)
Total lease liabilities	$3,337,012

As of June 30, 2026, we have a borrowing balance of $805,361 outstanding, and the borrowing will mature within one year.

As of June 30, 2026, we recorded an unpaid $3.5 million consideration in accrued liabilities and other payables on the consolidated balance sheet for a committed investment of $9 million into a joint venture investment named IKE Tech LLC.

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

Critical Accounting Estimates

Revenue recognition

We sell our vaping products to customers and recognize revenue in accordance with the guidance of ASC 606, Revenue from Contracts with Customers. We record a sales return asset and a corresponding refund liability based on historical return rates applied to sales generated within the trailing three-month period, as returns are highly unlikely to occur beyond this timeframe. The estimation of return rates requires significant management judgment and historical analysis. These estimates are sensitive to consumer acceptance, product quality, and shifting market demand. Should actual customer return behaviors deviate from our historical patterns, or if there are unexpected changes in the return windows, our estimated refund liabilities would be adjusted, which could materially impact our reported net revenues and gross profit during the period.

Allowance for credit losses

We estimate allowance for credit losses under Accounting Standards Update 2016-13 “Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments”, by evaluating historical collection experience, aging of the receivables, economic environment, and the credit history and financial conditions of the customers. This process requires management to make forward-looking assumptions regarding the collectability of accounts receivable portfolios. Our forward-looking estimates are highly dependent on the stability of our customer base and macro-level market conditions. For instance, the tightening of our commercial sales strategy in North America during the fiscal year reduced current-period credit risk for newly boarded accounts; however, this benefit was dynamically balanced against persistent risks identified within certain long-aged customer balances. If the creditworthiness of our customers deteriorates beyond our forecasted expectations, additional credit loss expenses would be required, adversely affecting our operating results.

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

Management’s Report of Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2026 under the supervision and participation of our management, including our Chief Executive Officer and Chief Financial Officer. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on that assessment, management concluded that, the Company’s internal control over financial reporting was not effective as of June 30, 2026, due to the material weakness described below.

Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the issuing company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Status of Remediation of Material Weaknesses in Internal Control Over Financial Reporting

During the fiscal year ended June 30, 2026, the Company remediated the following material weaknesses in internal control over financial reporting identified as of June 30, 2025:

1)	The lack of controls needed to enable us to evaluate significant estimates, including (i) the sufficiency of inventory reserve for slow-moving inventories and (ii) the credit loss history and use of it to evaluate the sufficiency of credit loss reserve for accounts receivable under the Topic 326;

2)	The lack of sufficient personnel with appropriate levels of accounting knowledge and experience to address complex U.S. GAAP accounting issues and to prepare and review financial statements and related disclosures under U.S. GAAP, which resulted in restatements of certain unaudited/audited financial statements prior to the fiscal year ended June 30, 2025;

To achieve remediation during the fiscal year, the Company implemented and tested remediation measures designed to address these material weaknesses:

i.	Chief Financial Officer and Chief Executive Officer review the underlying data, assumptions, methodology and results of the allowance for credit losses and inventory reserve calculations quarterly and approve the related journal entries and adjustments;

ii.	Management enhanced accounting capabilities by hiring personnel with relevant U.S. GAAP and SEC reporting experience and engaged external technical accounting specialists for complex transactions;

iii.	The Company formalized its financial close procedures, technical accounting documentation standards, disclosure checklists and management review controls over financial statements and footnote disclosures; and;

iv.	Management increased the frequency of communication, supervision and training within the finance team.

As a result of the remedial measures described above, our management has concluded that these previously identified material weaknesses have been remediated as of June 30, 2026.

Inadequate Information Technology General Controls

We identified the following material weakness in our internal control over financial reporting as of June 30, 2026.

1).	The lack of IT general controls regarding cyber security governance, logical access security and service organization management.

Therefore, management determined that we did not maintain effective internal control over financial reporting as of June 30, 2026.

Remediation Plan for the Material Weakness:

We are committed to continually improving our internal controls over financial reporting. Additionally, management is currently working on the plan to address the material weakness noted above including, but not limited to the following:

1).	Strengthen our IT control environment and procedures by engaging third party expertise in introducing and implementing the required changes to the overall IT environment and required upgrades to our systems.

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

Changes in Internal Control over Financial Reporting

During the year ended June 30, 2026, we developed and commenced the implementation of improvements to internal controls over financial reporting, and we are continuing to develop and implement internal controls over financial reporting particularly in view of the material weakness described above.

Item 9B. Other Information

No director or Section 16 officer adopted or terminated a trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or a “non-Rule 10b5-1” trading arrangement during the three months ended June 30, 2026.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not Applicable.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Listed below are the names of our directors and executive officers, their ages as of the date of this Annual Report, their positions held and the year they commenced service with us.

Name	Age	Position/Title
Tuanfang Liu[3]	54	Chief Executive Officer and Chairman
Jie Yu	42	Chief Financial Officer
Steven Przybyla	41	President, Chief Legal Officer and Secretary
Jiangyan Zhu	51	Director
Christopher Robert Burch[1,2,3]	58	Independent Director
Brent Cox[1,2,3]	44	Independent Director
John Fargis[1,2,3]	61	Independent Director

[1]	Member of the Audit Committee

[2]	Member of the Compensation Committee

[3]	Member Nominating and Corporate Governance Committee.

Tuanfang Liu has been serving as our chairman of the board of directors and chief executive officer since our organization, our co-chief executive officer from August 7, 2023, and our sole chief executive officer since July 2026. Mr. Liu has also served as chairman of the board and chief executive officer of Aspire Global, a position he has held since its organization. Mr. Liu also serves as chairman of Shenzhen Yi Jia since he founded the company in June 2010. He is responsible for our daily operations and research and development of the e-cigarette and cannabis vaporizer technology products. Mr. Liu has served as the vice-chairman of the European Union E-cigarette Association since 2019, vice-chairman and founding member of the Canada E-cigarettes Association since 2019, vice chairman of the China Electronics Chamber of Commercse since 2017, and executive vice-chairman and founder of the Shenzhen E-Vapor Industry Association since October 2017. He received “Shenzhen High-level Professionals” award in 2019. Mr. Liu holds doctorate degrees in business management from Victoria University School of Management in Switzerland and EuroPort Business School in the Netherlands, respectively. He has more than 14 years of experience in research and development of the e-cigarette products and quality control management. Mr. Liu is the spouse of Jiangyan Zhu.

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

Steven P. Przybyla has served as our chief legal officer and secretary since September 1, 2023. In addition, Mr. Przybyla was appointed president of the company on August 11, 2026. Mr. Przybyla has over 10 years of regulated cannabis industry experience and a nearly a decade of experience in nicotine/tobacco product regulation. Mr. Przybyla currently serves as the Company’s appointed board member for its IKE Joint Venture and has served in this capacity since April 2024. From July 2020 to April 2023, Mr. Przybyla was General Counsel and Corporate Secretary, and then President of Hemp/Cannabis, at 22nd Century Group. Inc., a plant biotechnology company. While at 22nd Century, Mr. Przybyla helped to secure the only Modified Risk Tobacco Product approval for a combustible cigarette authorized by the U.S. Food and Drug Administration to date. Prior to that, he was President of the Medical Division at Jushi, Inc., a multi-state cannabis operator, from 2018 to 2020, General Counsel at Dent Neurologic Group LLP from 2016 to 2018 and General Counsel at Seneca Development Corporation from 2015 to 2016. Early in his career, he worked as an associate at Phillips Lytle LLP. Mr. Przybyla received his undergraduate degree in Economics from Washington & Lee University and his Juris Doctor from Columbia Law School.

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

Compensation Committee

Our Compensation Committee consists of Christopher Robert Burch, Brent Cox and John Fargis, with Brent Cox as chair. We have determined that each of these directors satisfies the “independence” requirements of the Nasdaq Listing Rules. The Compensation Committee assists the board in reviewing and approving the compensation structure, including all forms of compensation relating to our directors and executive officers. Tuanfang Liu, our chief executive officer may not be present at any committee meeting during which his compensation is deliberated upon. The Compensation Committee is responsible for, among other things:

●	reviewing and approving, or recommending to the board for its approval, the compensation for our chief executive officer and other executive officers;

●	reviewing and recommending to the board for determination with respect to the compensation of our non-employee directors;

●	reviewing periodically and approving any incentive compensation or equity plans, programs or other similar arrangements; and

●	selecting compensation consultant, legal counsel or other adviser only after taking into consideration all factors relevant to that person’s independence from management.

Nominating and Corporate Governance Committee

Our Nominating and Corporate Governance Committee consists of Tuanfang Liu, Christopher Burch, Brent Cox and John Fargis, with Tuanfang Liu as chair. We have determined that Mr. Cox, Mr. Burch and Mr. Fargis satisfy the “independence” requirements of the Nasdaq Listing Rules. Because we are a controlled corporation, we have included Tuanfang Liu, our chief executive officer, who is not an independent director, as a member and chair of the Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee assists the board in selecting individuals qualified to become our directors and in determining the composition of the board and its committees. The Nominating and Corporate Governance Committee is responsible for, among other things:

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

Meetings of the Board and Committees

Our independent directors were appointed, and the committees were formed, at the time of our initial public offering in April 2023. During the period from June 30, 2025 until June 30, 2026, our board of directors met telephonically and also acted by unanimous written consent six times. During this period, the Audit Committee met four times, the nominating and corporate governance committee did not meet, and the compensation committee did not meet.

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

Board Leadership Structure

Our board of directors has the ability to select the chairman of the board of directors and a chief executive officer in a manner that it considers to be in the best interests of our company at the time of selection. Currently, Tuanfang Liu serves as our Chief Executive Officers Chairman of the board of directors. We currently believe that this leadership structure is in our best interests. Additionally, three of our five members of our board of directors have been deemed to be “independent” by the board of directors, which we believe provides sufficient independent oversight of our management.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our Common Stock and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons. Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that during the fiscal year ended June 30, 2026, all reports applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner in accordance with Section 16(a) of the Exchange Act, except as set forth below:

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

ITEM 11. Executive Compensation

Summary Compensation Table

The following table shows information regarding the compensation of the named executive officers during the fiscal years ended June 30, 2025 and 2026.

Name and Principal	Fiscal Year Ending,	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Totals
Position	June 30	($)	($)	($)(5)	($)(5)	($)	($)	($)	($)
Tuanfang Liu, CEO(1)(2)	2025	246,476	-	-	-	-	-	-	246,476
	2026	245,785	-	-	-	-	-	-	245,785
Michael Wang, former co-CEO(2)(3)	2025	597,159	400,000	1,356,936	(5,537,903)	-	-	-	(3,183,808)
	2026	600,000	-	-	-	-	-	-	600,000
Steven Przybyla, President, Chief Legal Officer and Secretary(4)	2025	398,637	250,000	2,650,547	-	-	-	-	3,299,184
	2026	400,000	-	-	-	-	-	-	400,000
Jie Yu (CFO)(1)(6)	2025	201,289	-	-	-	-	-	-	201,289
	2026	200,725	-	-	-	-	-	-	200,725

(1)	Mr. Liu and Mr. Yu’s compensation are paid in Hong Kong dollars, which are converted into U.S. dollars at the average exchange rates during the period, which was 7.7898 Hong Kong dollars to $1.00 for the year ended June 30, 2025 and 7.8117 Hong Kong dollars to $1.00 for the year ended June 30, 2026.

(2)	Mr. Liu and Mr. Wang served as co-chief executive officers for the entirety of our fiscal year 2026.

(3)	Mr. Wang ceased serving in the role of co-chief executive officer on July 16, 2026.

(4)	Mr. Przybyla was appointed as our President on August 11, 2026.

(5)	Amounts reflect the full grant-date fair value of RSUs and stock options granted during our most recently completed fiscal year computed in accordance with ASC Topic 718, rather than the amounts paid to or realized by the named individual.

(6)	Mr. Yu was appointed our Chief Financial Officer on May 13, 2025. From June 2023 to May 13, 2025, Mr. Yu served as our Vice President of Finance.

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

Employee Benefit Plans

2022 Equity Incentive Plan

In October 2022, our directors and stockholders approved the 2022 Equity Incentive Plan. On August 9, 2024, Mr. Liu, as majority shareholder, and the Board, approved an amended and restated 2022 Equity Incentive Plan - which was sent to all shareholders of record as of August 9, 2024 and was filed on Schedule14C with the SEC on August 29, 2024 (the “Plan”). Under the Plan, up to 15,000,000 shares of Common Stock may be issued pursuant to a variety of equity award types. The Plan is administered by the Compensation Committee of the Board. Awards under the Plan may be granted to officers, directors, employees and those consultants who qualify as a consultant or advisor under the instructions to Form S-8. The Compensation Committee has broad discretion in making awards; provided that any options shall be exercisable at the fair market value on the date of grant.

Outstanding Equity Awards

The following table summarizes information about all outstanding unvested equity awards held by our named executives as of June 30, 2026

Outstanding Awards at June 30, 2026

		RSUs		Non-qualified stock options
Name	Grant Date	Number of Unvested Shares or Units (#)	Market Value of Shares that Have Not Vested ($)	Number of Unvested Shares or Units (#)	Market Value of Unvested Shares or Units ($)
Tuanfang Liu	-	-	$-	-	$-
Steven Pryzbyla	10/01/2024	57,802	$64,738	-	$-
Jie Yu	-	-	$-	-	$-

		Option Awards					Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable (2)	Number of Securities Underlying Unexercised Options (#) Unexercsiable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)	Market Value of Shares or Units of Stock that Have Not Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested ($)(1)
Tuanfang Liu	-	-	-	-	-	-		-	-
Steven Pryzbyla (3)	9/4/2023	68,750	31,250	-	9.76	09/04/2033	-	-	-	-
Steven Pryzbyla (4)	10/01/2024	-	-	-	-	-	57,802	64,738	-	-
Jie Yu (5)	11/03/2023	37,500	-	-	8.28	11/03/2027	-	-	-	-
Jie Yu (5)	12/13/2023	37,500	-	-	8.45	12/13/2027	-	-	-	-
Jie Yu (5)	03/13/2024	37,500	-	-	9.36	03/13/2028	-	-	-	-
Jie Yu (5)	06/13/2024	37,500	-	-	7.09	06/13/2028	-	-	-	-

1.	Amounts are calculated based on multiplying the number of shares shown in the table by the per share closing price of our Common Stock on the Nasdaq Capital Market on June 30, 2026, the last trading day of our last completed fiscal year, which was $1.12.

2.	The options shown in this column were fully vested as of the end of the most recently completed fiscal year.

3.	The stock options vest over a four-year period with twenty-five percent (25%) vesting on September 4, 2024, and the remainder vesting in 36 equal installments on the first day of each calendar month, subject to the executive’s continued service.

4.	Grants represent a one-time grant in recognition of the executive’s efforts from 2020 through our initial public offering and is not necessarily reflective of our compensation program going forward.

5.	The options granted are exercisable for up to four years from the date of grant, subject to standard termination provisions should Mr. Yu cease to be employed by the Company or its subsidiaries. The options have an exercise price equal to the closing price per share of the Company’s common stock on the date of grant.

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

Director Compensation

The following table shows the compensation paid to our directors who are not Named Executive Officers during the year ended June 30, 2026.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (2)	Option Awards ($)	Nonequity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Jiangyan Zhu(1)	$184,339	-	-	-	-	-	$148,339
Christopher Robert Burch	37,500	96,875	-	-	-	-	134,375
Brent Cox	37,500	100,237	-	-	-	-	137,737
John Fargis	50,000	96,875	-	-	-	-	146,875

(1)	Ms. Zhu’s compensation is paid in Hong Kong dollars, which are converted into U.S. dollars at the average exchange rates during the period, which was 7.8117 Hong Kong dollars to $1 for the year ended June 30, 2026.

(2)	As of June 30, 2026:

●	Mr. Burch has received 77,184 shares of stock awards

●	Mr. Cox has received 86,308 shares of stock awards

●	Mr. Fargis has received 83,726 shares of stock awards

●	Ms. Zhu has received 0 shares of stock awards

We have an agreement with Ms. Zhu pursuant to which we increased her annual compensation to 1,440,000 Hong Kong dollars starting in October 2024. Before October 2024, her annual compensation was 720,000 Hong Kong dollars. Ms. Zhu is also a director of Aspire Global, and she does not receive compensation from Aspire Global.

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

On December 2, 2024, our board of directors adopted an updated non-employee director compensation policy. Pursuant to the non-employee director compensation policy:

●	Each outside director (a director who is not also serving as an employee of us or any of our subsidiaries) shall receive an annual cash retainer of $50,000 for his or her service on the Board. The payment is made in four equal quarterly installments. The retainer is prorated if the outside director is not an outside director for the entire quarter.

●	Each outside director automatically will be granted fully vested shares of the Common Stock equal to $165,000 per year for their board service, plus an additional committee retainer fee of $10,000 for service on the Audit Committee, $7,500 for service on the Compensation Committee and $5,000 for service on the Nominating and Governance Committee. For an outside director serving as a committee chair, an additional committee chair retainer fee of $20,000 for service as chair the Audit Committee, $15,000 for service as chair the Compensation Committee and $10,000 for service as chair the Nominating and Governance Committee. The number of shares granted shall be equal to: (A) the retainer earned by the outside director for such calendar quarter, divided by (B) the volume-weighted average price, generally known as VWAP, of our common stock on the principal trading market on which our Common Stock trades during each trading day of the preceding calendar quarter, rounded down to the nearest whole share. To be eligible for a quarterly share grant an outside director must be serving as an outside director on the last day of the calendar quarter. The shares shall be granted pursuant to our Amended and Restated 2022 Equity Incentive Plan or any successor plan. The compensation policy became effective commencing with the quarter beginning October 1, 2024. For the fiscal years ended June 30, 2025 and 2026, we issued, pursuant to the Plan, 40,215 and 190,718 shares of common stock, respectively.

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

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

As of September 14, 2026, we had 57,754,471 shares of Common Stock issued and outstanding. Holders of Common Stock are entitled to one vote per share. The following table sets forth information with respect to the beneficial ownership of our Common Stock as of September 14, 2026:

●	each person, or group of affiliated persons, who is the beneficial owner of more than 5% of the outstanding Common Stock of the Company;

●	each executive officer and director of the Company; and

●	all of the Company’s executive officers and directors as a group.

Beneficial ownership is determined according to the rules of the SEC and generally means that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power of that security, including securities that are exercisable or convertible, as the case may be, within 60 days of September 14, 2026. Shares of Common Stock issuable pursuant to such securities are deemed outstanding for computing the percentage of the person holding such securities and the percentage of any group of which the person is a member but are not deemed outstanding for computing the percentage of any other person. Except as indicated by the footnotes below, the combined Company believes, based on the information furnished to it, that the persons named in the table below have sole voting and investment power with respect to all shares of Common Stock shown that they beneficially own, subject to community property laws where applicable. The information does not necessarily indicate beneficial ownership for any other purpose, including for purposes of Section 13(d) and 13(g) of the Securities Act.

	Beneficial Ownership
Name of Beneficial Owner(1)	Shares	%
Greater than 5% Stockholders:(2)(3)(4)
Tuanfang Liu and Jiangyan Zhu(2)(3)(4)	35,750,000	61.9%
Pride Worldwide Investment Limited(2)(3)	33,250,000	57.6%

Current Executive Officers and Directors:
Jie Yu	0	*
Steven Przybyla	390,664	*
Christopher Robert Burch	122,944	*
Brent Cox	139,863	*
John Fargis	120,385	*
All current executive officers and directors as a group (seven individuals)	36,523,856	63.2%

*	Represents beneficial ownership of less than 1%.

(1)

The percentage of ownership is based on 57,754,471 shares of Common Stock outstanding on September 14, 2026. Unless otherwise noted below, the address of the persons listed on the table is c/o Ispire Technology Inc., 19700 Magellan Dr., Los Angeles, CA 90502.

(2)	The business address of Pride Worldwide Investment Limited is 14 Jian’an Road, Tangwei Fuyong Town, Bao’an District, Shenzhen, Guangdong Province, China.

(3)	The shares beneficially owned by Tuanfang Liu, our chief executive officer, are held by Pride Worldwide Investment Limited. Mr. Liu is the sole stockholder and holds the voting and dispositive power over the Common Stock held by such entity. Mr. Liu disclaims beneficial interest in shares beneficially owned by his wife, Jiangyan Zhu.

(4)	The shares beneficially owned Jiangyan Zhu, our director and spouse of Tuanfang Liu, are held by Honor Epic International Limited. Ms. Zhu is the sole stockholder and holds the voting and dispositive power over the Common Stock held by such entity. Ms. Zhu disclaims beneficial interest in shares beneficially owned by her husband.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

The following are transactions from July 1, 2024 through the date of this Annual Report between us, and enterprises that directly or indirectly through one or more intermediaries, control or are controlled by, or are under common control with, (a) us, (b) our directors; (c) individuals owning, directly or indirectly, an interest in the voting power of the Company that gives them significant influence over us, and close members of any such individual’s family; (d) key management personnel, that is, those persons having authority and responsibility for planning, directing and controlling our activities, including senior management of companies and close members of such individuals’ families; and (e) enterprises in which a substantial interest in the voting power is owned, directly or indirectly, by any person described in (c) or (d) or over which such a person is able to exercise significant influence.

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

Tuanfang Liu is also Aspire Global’s chief executive officer and a director of both the Company and Aspire Global, and his wife, Jiangyan Zhu, is also a director of both companies. As of June 30, 2026, Mr. Liu and Ms. Zhu beneficially own 66.5% and 5.0%, respectively, of the outstanding shares of Aspire Global. As of June 30, 2026, Mr. Liu and Ms. Zhu beneficially own 57.6% and 4.3%, respectively, of the outstanding shares of the Company.

For both years ended June 30, 2025 and 2026, the majority of the Company’s tobacco and cannabis vaping products were purchased from Shenzhen Yi Jia. As of June 30, 2025 and 2026, the accounts payable - related party was $52,420,256 and $29,312,960, respectively, which was payable to Shenzhen Yi Jia. There are no fixed payment terms regarding these balances and they are classified as current liabilities. For the years ended June 30, 2025 and 2026, the purchases from Shenzhen Yi Jia were $94,657,848 and $72,132,008, respectively.

The balances due to a related party at June 30, 2025 and 2026 represent amounts due to Shenzhen Yi Jia of $25,000,000 and $47,000,000, respectively. The balance of $25,000,000 as of June 30, 2025 was reclassified from accounts payable – related party as Shenzhen Yijia agreed not to seek repayment of this balance for twelve months starting from September 30, 2025. An additional $22,000,000 was reclassified as of June 30, 2026, bringing the total reclassified balance to $47,000,000, as Shenzhen Yijia agreed not to seek repayment of this balance for twelve months starting from September 17, 2026. The balances are non-interest bearing and unsecured.

As of June 30, 2025 and 2026, the Company had total accounts receivable of $75,147 and $590,911 due from IKE. For the years ended June 30, 2025 and 2026, the Company recorded $109,349 and $558,229 in other income from IKE from charging administrative fees.

ITEM 14. Principal Accounting Fees and Services

The following table sets forth (i) the fees billed by our previous independent accountants, Marcum LLP (“Marcum”) for the fiscal year ended June 30, 2025, (iii) the fees billed by our previous independent accountants, CBIZ CPAs P.C. (“CBIZ”) for the fiscal year ended June 30, 2025, and (iv) the fees billed by our current independent registered public accounting firm Marcum Asia CPAs LLP (“Marcum Asia”), for the fiscal year ended June 30, 2025 and June 30, 2026. On January 25, 2024, the Audit Committee engaged Marcum as our independent registered public accounting firm for the fiscal year ended June 30, 2024. On November 1, 2024, CBIZ purchased substantially all of the attest business assets of Marcum, the Company’s then independent registered public accounting firm. Substantially all of the partners and staff that provided attestation services with Marcum joined CBIZ. Marcum resigned as auditors of the Company effective December 16, 2024, and with the approval of the Audit Committee, on December 17, 2024, CBIZ CPAs P.C. was engaged as the Company’s independent registered public accounting firm for the fiscal year ended June 30, 2025, with immediate effect. On February 18, 2025, the Audit Committee approved the dismissal of CBIZ, the Company’s then independent registered public accounting firm, effective immediately, and approved the appointment of Marcum Asia as the Company’s independent registered public account firm for the fiscal year ended June 30, 2025, with immediate effect.

	Year Ended June 30,
	2025	2026
Audit fees for Marcum	$170,465	$-
Audit fees for CBIZ	$87,550	$-
Audit fees for Marcum Asia	$504,238	$632,847
Audit-related fees for MSPC	$37,250	$-
Audit-related fees for Marcum	$-	$-
Audit-related fees for CBIZ	$-	$-
Audit-related fees for Marcum Asia	$-	$-
Tax fees	$-	$-
All other fees	$-	$-

Audit Fees

Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by our independent accountants in connection with regulatory filings. The aggregate fees of Marcum Asia for professional services rendered for the audit of our annual financial statements, review of the financial information include in our required filings with the SEC for the years ended June 30, 2025 and 2026 totaled approximately $504,238 and $632,847, respectively. The aggregate fees of Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information include in our required filings with the SEC for the years ended June 30 2025 and 2026 totaled approximately $170,465 and $0, respectively. The aggregate fees of CBIZ for professional services rendered for the audit of our annual financial statements, review of the financial information include in our required filings with the SEC for the years ended June 30, 2025 and 2026 totaled approximately $87,550 and $0, respectively. The above amounts include interim procedures and audit fees, as well as attendance at Audit Committee meetings.

Audit-Related Fees

Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay any audit-related fees to Marcum Asia, Marcum, or CBIZ for the fiscal year ended June 30, 2025 or 2026.

Tax Fees

We did not pay Marcum, CBIZ, or Marcum Asia for tax services, planning or advice for the years ended June 30, 2025 or 2026.

All Other Fees

We did not pay Marcum, CBIZ, or Marcum Asia for any other services for the years ended June 30, 2025 or 2026.

Procedures For Board of Directors Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditor

Our Audit Committee is ultimately responsible for reviewing and approving, in advance, any audit and any permissible non-audit engagement or relationship between us and our independent registered public accounting firm. Our engagement of Marcum, CBIZ, and Marcum Asia to conduct all audit and permissible non-audit related activities incurred during fiscal years 2025 and 2026, respectively were approved by our Audit Committee in accordance with these procedures.

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

Exhibit Number	Description
3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 (File No. 333-269470) filed with the SEC on January 31, 2023).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K, filed with the SEC on September 27, 2024).
4.1	Description of Capital Stock (incorporated by reference to Exhibit 4.1 of the Company’s Annual Report on Form 10-K, filed with the SEC on September 27, 2024).
4.2	Representative’s Warrant (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on April 6, 2023).
4.3	Form of Warrant (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 14, 2024).
4.4	Form of Indenture (incorporated by reference to Exhibit 4.5 of the Company’s Registration Statement on Form S-3 (File No. 333-280856) filed with the SEC on July 17, 2024).
10.1	Intellectual Property Transfer Agreement dated September 30, 2022, by and among Aspire Global Inc., Shenzhen Yi Jia, Tuanfang Liu, Aspire North America LLC and Ispire Technology Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-1 (File No. 333-269470) filed with the SEC on January 31, 2023).
10.2	Intellectual Property License Agreement dated September 30, 2022, by and among Aspire Global Inc., Shenzhen Yi Jia, Tuanfang Liu, Aspire Science and Technology Limited and Ispire Technology Inc. (incorporated by reference to Exhibit 10.2 of the Company’s Registration Statement on Form S-1 (File No. 333-269470) filed with the SEC on January 31, 2023).
10.3†	Employment agreement dated January 31, 2023, by and between the Company and Tuanfang Liu (incorporated by reference to Exhibit 10.3 of the Company’s Amendment No. 1 to its Registration Statement on Form S-1 (File No. 333-269470) filed with the SEC on February 16, 2023).
10.4†	Employment agreement dated January 31, 2023, by and between the Company and Michael Wang (incorporated by reference to Exhibit 10.4 of the Company’s Amendment No. 1 to its Registration Statement on Form S-1 (File No. 333-269470) filed with the SEC on February 16, 2023).
10.6†	Employment agreement dated June 25, 2024, by and between the Company and Tirdad Rouhani (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on June 28, 2024).
10.7†	Employment agreement dated June 25, 2024, by and between the Company and Steven Przybyla (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on June 28, 2024).

10.8	Form of Subscription Agreement dated June 26, 2023, by and between the Company and the Purchasers in a Private Placement (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC on June 27, 2023).
10.9	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.13 of the Company’s Post Effective Amendment No. 1 to its Registration Statement on Form S-1 (File No. 333-276804) filed with the SEC on March 25, 2024).
10.10	Form of Placement Agency Agreement (incorporated by reference to Exhibit 1.1 of the Company’s Amendment No. 1 to its Registration Statement on Form S-1 (File No. 333-276804) filed with the SEC on March 18, 2024).
10.11†	Amended and Restated 2022 Equity Incentive Plan (incorporated by reference to Appendix A of the Company’s Definitive Schedule 14C filed with the SEC on August 29, 2024).
10.12†	Form of independent director agreement with Brent Cox (incorporated by reference to Exhibit 10.7 of the Company’s Amendment No. 2 to its Registration Statement on Form S-1 (File No. 333-269470) filed with the SEC on February 28, 2023).
10.13†	Form of independent director agreement with John Fargis (incorporated by reference to Exhibit 10.8 of the Company’s Amendment No. 2 to its Registration Statement on Form S-1 (File No. 333-269470) filed with the SEC on February 28, 2023).
10.14†	Form of independent director agreement with Chirstopher Robert Burch (incorporated by reference to Exhibit 10.12 of the Company’s Amendment No. 1 to its Registration Statement on Form S-1 (File No. 333-273904) filed with the SEC on October 11, 2023).
10.15	Distributorship Agreement dated January 1, 2021, between Aspire Science and Technology Limited and Your-Buyer International Limited (incorporated by reference to Exhibit 10.10 of the Company’s Registration Statement on Form S-1(File No. 333-269470) filed with the SEC on January 31, 2023).
10.16	Supply agreement dated January 27, 2023 by and between Aspire North America LLC and Shenzhen Yi Jia.(incorporated by reference to Exhibit 10.11 of the Company’s Registration Statement on Form S-1 (File No. 333-269470) filed with the SEC on January 31, 2023).
10.17	Supply agreement dated January 27, 2023 by and between Aspire Science and Technology Limited and Shenzhen Yi Jia (incorporated by reference to Exhibit 10.12 of the Company’s Registration Statement on Form S-1 (File No. 333-269470) filed on January 31, 2023).
10.18	Capital Contribution, Subscription, and Joint Venture Agreement by and between Aspire North America LLC, Ispire Technology Inc., Chemular Inc., Touch Point Worldwide, Inc. d/b/a Berify, and Ike Tech LLC, dated as of April 5, 2024 (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 14, 2024).
10.19^	Master Loan and Security Agreement dated February 10, 2025, by and between Ispire Technology Inc. and Avon River Ventures LLC (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 9, 2025).
10.20	Promissory Note dated February 10, 2025, by and among Ispire Technology Inc. and Avon River Ventures LLC (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 9, 2025).
10.22+	Master Consulting Agreement dated February 10, 2025, by and among Ispire Technology Inc. and Avon River Ventures LLC (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 9, 2025).
16.1	Letter from Marcum LLP, dated December 19, 2024 (incorporated by reference to Exhibit 16.1 of the Company’s Current Report on Form 8-K filed on December 20, 2024)
16.2	Letter from CBIZ CPAs P.C. dated February 21, 2025 (incorporated by reference to Exhibit 16.1 of the Company’s Current Report Form 8-K filed on February 18, 2025)
19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 of the Company’s Annual Report on Form 10-K, filed with the SEC on September 27, 2024).
21.1*	Subsidiaries of the Company.
23.1*	Consent of Marcum Asia CPAs LLP.
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Sarbanes-Oxley Act.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
97.1	Policy Relating to Recovery of Erroneously Awarded Compensation (incorporated by reference to Exhibit 97.1 of the Company’s Annual Report on Form 10-K, filed with the SEC on September 27, 2024).
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File

*	Filed herewith.
**	Furnished and not filed herewith.
†	Indicates a management contract or compensatory plan, contract or arrangement.
^	Certain annexes, schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted attachment to the SEC on a confidential basis upon request.
+	Certain portions of this exhibit (indicated by “[*]”) have been omitted pursuant to Item 601(a)(6) of Regulation S-K.

ITEM 16. Form 10-K Summary

Not applicable

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 15 day of September, 2026.

ISPIRE TECHNOLOGY INC.

By:	/s/ Tuanfang Liu
Tuanfang Liu
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Jie Yu
Jie Yu
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed by the following persons in the capacities and on the date indicated:

Signature	Title	Date

/s/ Tuanfang Liu	Chief Executive Officer and Chairman	September 15, 2026
Tuanfang Liu	(principal executive officer)

/s/ Jie Yu	Chief Financial Officer	September 15, 2026
Jie Yu	(principal financial and accounting officer)
/s/ Jiangyan Zhu	Director	September 15, 2026
Jiangyan Zhu

/s/ Christopher Robert Burch	Director	September 15, 2026
Christopher Robert Burch

/s/ Brent Cox	Director	September 15, 2026
Brent Cox

/s/ John Fargis	Director	September 15, 2026
John Fargis

ISPIRE TECHNOLOGY INC.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

Ispire Technology Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ispire Technology Inc. (the “Company”) as of June 30, 2026 and 2025, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ (deficit) equity and cash flows for each of the two years in the period ended June 30, 2026, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2026 and 2025, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2026, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

New York, New York

September 15, 2026

NEW YORK OFFICE • 7 Penn Plaza • Suite 830 • New York, New York • 10001

Phone 646.442.4845 • Fax 646.349.5200 • www.marcumasia.com

ISPIRE TECHNOLOGY INC.

CONSOLIDATED BALANCE SHEETS

(In $USD, except share and per share data)

	June 30,
	2026	2025
Assets
Current assets:
Cash	$19,328,650	$24,351,765
Restricted cash	50,228	-
Accounts receivable, net	19,819,480	39,588,998
Inventories, net	3,126,252	6,647,970
Prepaid expenses and other current assets	2,519,129	2,244,505
Due from a related party	590,911	75,147
Total current assets	45,434,650	72,908,385

Other assets:
Property, plant and equipment, net	2,423,509	2,952,800
Intangible assets, net	2,572,060	2,232,620
Right-of-use assets – operating leases	3,028,385	5,030,005
Other investment	2,000,000	2,000,000
Equity method investment	8,611,823	9,515,546
Other non-current assets	122,431	210,617
Accounts receivable – non current	-	7,367,158
Deferred tax assets	85,713	-
Total other assets	18,843,921	29,308,746
Total assets	$64,278,571	$102,217,131

Liabilities and stockholders’ (deficit) equity
Current liabilities
Accounts payable	$5,651,330	$4,172,476
Accounts payable – related party	29,312,960	52,420,256
Contract liabilities	1,886,012	4,861,250
Accrued liabilities and other payables	5,532,103	8,099,991
Borrowing – current portion	805,361	1,146,766
Operating lease liabilities – current portion	1,443,763	1,838,815
Total current liabilities	44,631,529	72,539,554

Other liabilities:
Amount due to a related party	47,000,000	25,000,000
Borrowing – net of current portion	-	805,361
Operating lease liabilities – net of current portion	1,893,249	3,267,522
Total liabilities	93,524,778	101,612,437

Commitments and contingencies

Stockholders’ (deficit) equity:
Common stock, par value $0.0001 per share; 140,000,000 shares authorized; 57,609,396 and 57,193,734 shares issued and outstanding as of June 30, 2026 and June 30, 2025	5,760	5,719
Treasury stock, at cost	(60,488)	(60,488)
Additional paid-in capital	52,276,766	48,833,601
Accumulated deficit	(81,269,311)	(48,065,267)
Accumulated other comprehensive loss	(198,934)	(108,871)
Total stockholders’ (deficit) equity	(29,246,207)	604,694
Total liabilities and stockholders’ (deficit)/equity	$64,278,571	$102,217,131

See notes to consolidated financial statements.

ISPIRE TECHNOLOGY INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS

(In $USD, except share and per share data)

	Years ended June 30,
	2026	2025

Revenue	$96,014,610	$127,494,304
Cost of revenue	83,716,563	104,844,633
Gross profit	12,298,047	22,649,671
Operating expenses:
Sales and marketing expenses	5,022,884	8,439,384
Credit loss expenses	20,715,826	22,034,812
General and administrative expenses	19,151,861	30,025,334
Total operating expenses	44,890,571	60,499,530
Loss from operations	(32,592,524)	(37,849,859)
Other income (expense):
Interest income	343,497	86,996
Interest expense	(374,168)	(188,764)
Exchange gain (loss), net	316,441	(86,570)
Other income, net	250,092	1,675
Total other income (expense)	535,862	(186,663)
Loss before income taxes	(32,056,662)	(38,036,522)
Income taxes	(1,147,382)	(1,203,704)
Net loss	$(33,204,044)	$(39,240,226)
Other comprehensive loss
Foreign currency translation adjustments	(90,063)	(167,214)
Comprehensive loss	(33,294,107)	(39,407,440)
Net loss per share
Basic and diluted	$(0.58)	$(0.69)
Weighted average shares outstanding:
Basic and diluted	57,306,470	56,853,552

See notes to consolidated financial statements.

ISPIRE TECHNOLOGY INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

(In $USD, except share and per share data)

	Common Stock					Accumulated Other	Total
	Number of		Treasury	Additional	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Stock	Capital	Deficit	(Loss)/Income	Equity

Balance, July 1, 2024	56,470,636	$5,647	$-	$43,217,391	$(8,825,041)	$58,343	$34,456,340

Net loss	-	-	-	-	(39,240,226)	-	(39,240,226)

Issuance of common stock for equity incentives	723,098	72	-	1,251,256	-	-	1,251,328

Stock based compensation expenses	-	-	-	4,364,954	-	-	4,364,954

Common stock repurchase	-	-	(60,488)	-	-	-	(60,488)

Foreign currency translation adjustment	-	-	-	-	-	(167,214)	(167,214)

Balance, June 30, 2025	57,193,734	$5,719	$(60,488)	$48,833,601	$(48,065,267)	$(108,871)	$604,694

Net loss	-	-	-	-	(33,204,044)	-	(33,204,044)

Issuance of common stock for equity incentives	432,708	43	-	475,945	-	-	475,988

Stock based compensation expenses	-	-	-	3,012,219	-	-	3,012,219

Common stock repurchased	-	-	(45,001)	-	-	-	(45,001)

Cancellation of common stock repurchased	(17,046)	(2)	45,001	(44,999)	-	-	-

Foreign currency translation adjustment	-	-	-	-	-	(90,063)	(90,063)

Balance, June 30, 2026	57,609,396	$5,760	$(60,488)	$52,276,766	$(81,269,311)	$(198,934)	$(29,246,207)

See notes to consolidated financial statements.

ISPIRE TECHNOLOGY INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In $USD, except share and per share data)

	Years ended June 30,
	2026	2025

Net loss	$(33,204,044)	$(39,240,226)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	944,995	812,483
Credit loss expenses	20,715,826	22,034,812
Right-of-use assets amortization	1,806,846	1,460,104
Stock-based compensation expenses	3,488,207	5,616,282
Inventory impairment	2,818,653	754,976
Loss from equity method investment	903,723	732,502
Right-of-use assets impairment	301,067	151,516
Debt issuance cost amortization	129,250	38,478
Deferred income taxes	(85,713)	-
Impairment loss on prepayments	539,497	-
Changes in operating assets and liabilities:
Accounts receivable	6,420,850	(9,331,350)
Inventories	703,065	(1,037,552)
Prepaid expenses and other current assets	(455,522)	(547,085)
Accounts payable and accounts payable – related party	371,558	10,766,537
Contract liabilities	(2,975,238)	2,643,084
Accrued liabilities and other payables	(219,699)	(555,383)
Operating lease liabilities	(1,875,618)	(1,358,074)
Prepaid income tax/income tax payable	(381,355)	(315,189)
Advances to a related party	(515,764)
Net cash used in operating activities	(569,416)	(7,374,085)

Cash flows from investing activities:
Purchase of property, plant and equipment	(305,952)	(1,100,704)
Acquisition of intangible assets	(449,191)	(939,075)
Joint venture investment payable	(2,327,311)	(3,158,826)
Net cash used in investing activities	(3,082,454)	(5,198,605)

Cash flows from financing activities:
Common stock repurchased	(45,001)	(60,488)
Proceeds from borrowing	-	2,080,863
Repayment of borrowing	(1,276,016)	(167,214)
Net cash (used in) provided by financing activities	(1,321,017)	1,853,161

Net decrease in cash and restricted cash	(4,972,887)	(10,719,529)
Cash and restricted cash - beginning of year	24,351,765	35,071,294
Cash and restricted cash – end of year	$19,378,878	$24,351,765

Reconciliation of cash and restricted cash
Cash	$19,328,650	$24,351,765
Restricted cash	50,228	-
Total cash and restricted cash	19,378,878	24,351,765

Supplemental non-cash investing and financing activities
Leased assets obtained in exchange for operating lease liabilities	$-	$3,062,902
Reclassification of accounts receivable to accounts receivable – non current	$-	$7,367,158
Reclassification of accounts payable – related party to amount due to a related party	$22,000,000	$25,000,000
Supplemental disclosures
Cash paid for income taxes	$1,612,851	$1,531,924
Cash paid for interest	$374,168	$150,285

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

Aspire Global and the Company are related parties since the same individual is the chief executive officer of both companies. As of June 30, 2026, the chief executive officer and his wife, being directors of both companies, owned 66.5% and 5.0% of the equity of Aspire Global, respectively. As of June 30, 2026, they owned 57.6% and 4.3% of the equity of the Company, respectively. On July 29, 2022, Aspire Global transferred 100% of the equity interest in Aspire North America to the Company. On the same day, Aspire Holdings transferred 100% of the equity of Aspire Science to Ispire International. At the time of transfer of the equity in Aspire North America and Aspire Science, the Company had the same stockholders as Aspire Global, and the Company’s stockholders held the same percentage interest in the Company as they had in Aspire Global. Because the transfer of the equity in Aspire North America and Aspire Science is a transfer between related parties, the historical financial information of the subsidiaries is carried forward as the historical financial information of the Company and the 50,000,000 shares that were issued at or about the time of the Company’s organization are treated as being outstanding on July 1, 2020.

In September 2023, the Company established a wholly-owned subsidiary, Ispire Malaysia Sdn Bhd (“Ispire Malaysia”) under the laws of the Federation of Malaysia, in order to establish manufacturing operations in Southeast Asia. Ispire Malaysia was formed by Tuanfang Liu, the Company’s Chairman and Chief Executive Officer on August 2, 2023, and assigned to the Company on September 22, 2023, at a consideration of 100 Malaysian ringgits, equivalent to USD 21.

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

In January 2025, the Company established Ispire Products UK LTD (“Ispire UK”), a wholly owned subsidiary incorporated under the laws of England and Wales, to support the Company’s sales and marketing activities. Ispire UK did not commence operations and had no financial activity. Ispire UK was dissolved in October 2025, and its dissolution had no impact on the Company’s consolidated financial statements.

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

The following table sets forth information concerning the Company and its subsidiaries as of June 30, 2026:

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

Foreign currency translation and transactions

The consolidated financial statements are presented in USD, which is also the functional currency of the Company. The functional currency of each significant subsidiary is determined based on the primary economic environment in which the entity operates. The functional currency for Aspire North America and Aspire Science is USD, and the functional currency for Ispire Malaysia is Malaysia ringgit.

Transactions denominated in currencies other than the Company’s functional currency are translated into functional currency using the exchange rates prevailing at the dates of the transactions. At each balance sheet date, monetary assets and liabilities denominated in foreign currencies are remeasured into the functional currency using the spot exchange rate at that date. Non-monetary items are translated using historical exchange rates. Gains and losses resulting from foreign currency transactions and remeasurements are recognized in the Consolidated Statements of Operations and Comprehensive Loss under “Other income (expense)” in the period in which they arise.

For foreign subsidiaries whose functional currency is a currency other than USD, financial statements are translated into USD for consolidation purposes. Assets and liabilities are translated at the closing spot exchange rates in effect at the balance sheet date. Income statement accounts are translated at the weighted-average exchange rates in effect during the reporting period. The resulting foreign currency translation adjustments are excluded from net income and are recorded as a separate component of accumulated other comprehensive income loss within stockholders’ equity.

Cash and restricted cash

Cash includes currency on hand, deposits held by banks and other financial institutions that can be added or withdrawn without limitation. Restricted cash consists of cash that is legally or contractually restricted as to withdrawal or usage. It represents collateral held for letters of credit, which is expected to be released from restriction within the next twelve months.

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

When management determines that certain inventories may not be saleable, or there is an indicator that certain inventory costs may exceed expected market value, the Company will record the difference between the cost and the net realizable value as a write down of inventories. The net realizable value is determined based on the estimated selling price, in the ordinary course of business, less estimated costs necessary to make the sale. The Company records a write-down for slow moving and potentially obsolete inventory based upon recent sales history, the quantity of inventory on-hand, and an estimate of expected sellable life of the inventory. The Company periodically reviews inventory to identify slow moving inventories and compares the forecast sales with the quantities and expected sellable life of inventory. Any inventories identified during this process are written-down based upon management’s judgment and projected demand, taking into account historical experience. These write-downs establish a new cost basis for the inventory and are not subsequently reversed for subsequent recoveries in value. Management's estimates of inventory obsolescence may, therefore, be revised if there are changes in the overall market for the Company’s products or market changes that in management’s judgment, impact its ability to sell potentially obsolete inventory. The write-down of inventories related to obsolete finished goods were $2,818,653 and $754,976 for the year ended 30 June 2026 and 2025, respectively.

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

Construction in progress represents direct acquisition and construction costs for office and production plant. Amounts classified as construction in progress are transferred to plant and equipment when substantially all the activities necessary to prepare the assets for their intended use are completed. Depreciation is not provided for assets classified in this account.

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

Intangible assets, net

Intangible assets refer to capitalized external costs, such as filing fees and associated attorney fees, incurred to obtain issued patents and patent license rights. The Company expenses costs associated with maintaining patents subsequent to their issuance in the period incurred. Capitalized patent costs are amortized on a straight-line basis over estimated useful lives of 15 – 20 years, which are based on the length of the license agreements as the Company expects to receive economic benefits over that time. The Company assesses the potential impairment to capitalized patent costs when events or changes in circumstances indicate that the carrying amount of our patent portfolio may not be recoverable. $449,191 and $939,075 of patent fees were capitalized during the years ended June 30, 2026 and 2025, respectively. The amortization of the intangible assets was $109,751 and $82,121 for the years ended June 30, 2026 and 2025 respectively. The amortization expenses were included in the general and administrative expenses.

The gross carrying amount, accumulated amortization of the intangible assets as of June 30, 2026 and 2025 were as follows:

	As of	As of
	June 30, 2026	June 30, 2025
Gross carrying amount	$2,793,950	$2,344,759
Accumulated amortization	(221,890)	(112,139)
Total	$2,572,060	$2,232,620

As of June 30, 2026, the estimated future amortization expense related to the Company’s intangible assets for each of the next five succeeding fiscal years and thereafter is as follows:

As of June 30, 2026
July 1, 2026 to June 30, 2027	$109,751
July 1, 2027 to June 30, 2028	109,751
July 1, 2028 to June 30, 2029	109,751
July 1, 2029 to June 30, 2030	109,751
July 1, 2030 to June 30, 2031	109,751
Thereafter	2,023,305
Total amortization expense	$2,572,060

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

Impairment of long-lived assets

In accordance with ASC Topic 360-10, Impairment and Disposal of Long-Lived Assets, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. For the years ended June 30, 2026 and 2025, the impairment of long-lived assets were $301,067 and $151,516, respectively.

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

The Company offers different payment terms to different customers. For nicotine vaping products, the general payment term is a deposit of 30% of sales amount upon placing order, and the payment of the remaining 70% to be made before shipment. For cannabis vaping products, a tailored payment term is designed for each customer, based on the business relationship, order size and other considerations. The majority of contract liabilities at the beginning of the period were recognized as revenues in the reporting period. The Company offers a thirty-day warranty. The warranty is an assurance-type warranty, and it offers replacement of products in case the products sold do not function as expected. In certain sales contracts, a right of return is offered. With a right of return, a customer is given the right to return the products if they are not satisfied with the product, and a credit would be given.The return reserve is accrued based on historical return rate and the management’s judgement. The Company has minimal incremental costs of obtaining a contract and are expensed when incurred. Sales taxes, which are sales and use or other similar taxes collected from the customer and remitted to the applicable taxing authority by the Company in accordance with applicable law, are excluded from revenue.

Disaggregated Revenue

The Company has taken into consideration the nature, amount, timing, and uncertainty of revenue and cash flows, and has determined to disaggregate its net sales by region. The net sales disaggregated by region for the years ended June 30, 2026 and 2025, were as follows:

	For the year ended June 30,
	2026	2025
Europe	$61,430,171	$74,107,249
North America (the U.S. and Canada)	15,127,668	32,567,795
Asia Pacific (excluding PRC)	10,918,518	12,274,022
Others	8,538,253	8,545,238
Total	96,014,610	127,494,304

The net sales disaggregated by products for the years ended June 30, 2026 and 2025 were as follows:

	For the year ended June 30,
	2026	2025
Tobacco vaping products	$80,098,975	$90,490,388
Cannabis vaping products	15,915,635	37,003,916
Total	96,014,610	127,494,304

Cost of revenue

Cost of revenue for the years ended June 30, 2026 and 2025 consisted primarily of the cost of purchasing vaping products, freight-in cost and inventory impairment, which were mostly purchased from a related party. See Note 12.

Research and development expenses

Research and development expenses represent staff costs for development personnels, and expenses incurred for the testing of new products. For the years ended June 30, 2026 and 2025, the research and development expenses were $81,035 and $363,301, respectively. They are included in the general and administrative expenses.

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

Interest income

For the years ended June 30, 2026 and 2025, interest income related to interest on bank deposits.

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

The provisions of ASC 740-10 prescribe a more-likely-than-not threshold for consolidated financial statement recognition and measurement of a tax position taken (or expected to be taken) in a tax return. This interpretation also provides guidance on the recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and related disclosures. The Company classifies the interest and penalties, if any, as a component of income tax expense. For the years ended June 30, 2026 and 2025, the Company did not incur any interest or penalties related to an uncertain tax position. The Company does not believe that there were any uncertain tax positions as of June 30, 2026 and 2025.

Earnings per share

The Company computes earnings per share (“EPS”) in accordance with ASC 260, Earnings per Share. ASC 260 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as net loss divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (for example, convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potentially dilutive shares could dilute basic EPS in the future that were not included in the computation of diluted EPS because to do so would have been antidilutive for the years ended June 30, 2026 and 2025. Potentially dilutive shares were as follows:

	As of June 30,	As of June 30,
Dilutive securities:	2026	2025
Share options	1,450,000	1,438,125
Unvested restricted stock units	204,366	404,970
Warrants	173,211	173,211
Total	1,827,577	2,016,306

Comprehensive loss

Comprehensive loss consists of two components, net loss and other comprehensive loss. The foreign currency translation gain or loss resulting from translation of the financial statements expressed in USD is reported in other comprehensive loss in the consolidated statements of operations and comprehensive loss.

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

Segment reporting

Based on the criteria established by ASC 280, and ASU 2023-07 that Company adopted during the year ended June 30, 2025, the Company’s chief operating decision maker (“CODM”) were identified as its Co-Chief Executive Officers, who review the consolidated results when making decisions about allocating resources and assessing performance of the Company as a whole and hence, the Company has only one reportable segment. The Company does not distinguish between markets or segments for the purpose of internal reporting. Therefore, no geographical segments are presented. For the years ended June 30, 2026 and 2025, the reportable segment revenue, segment expenses and segment profit or loss are the same as consolidated revenue, consolidated expenses and consolidated profit or loss in the consolidated statements of operation and comprehensive loss.

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the CODM, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s CODM for the years ended June 30, 2025 and 2026 were Mr. Tuanfang Liu, the Co-Chief Executive Officer and Chairman, and Mr. Michael Wang, the Co-Chief Executive Officer.

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740), Improvements to Income Tax Disclosures, which requires public entities, on an annual basis, to provide disclosure of specific categories in the rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. For public business entities (PBEs), the ASU is effective for annual periods beginning after December 15, 2024. For all other entities (i.e. non-PBEs), the ASU is effective for annual periods beginning after December 15, 2025. Early adoption is permitted. As an Emerging Growth Company (“EGC”), the Company has elected to use the extended transition period, making the standard effective for the Company for fiscal years beginning after December 15, 2025. Management is currently evaluating the potential impact of adopting this guidance on financial statements requirements and does not expect the adoption to have a material impact.

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

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270). The amendments in this update include a disclosure principle that requires entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. The amendments are effective for interim reporting periods within annual reporting periods beginning after December 15, 2027 for public business entities. Early adoption is permitted in both interim and annual reporting periods in which financial statements have not yet been issued or made available for issuance. The Company is currently assessing adoption timing and the effect that the updated standard will have on our financial statement disclosures.

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

Customer and Supplier Concentration

(a) Customers

For the years ended June 30, 2026 and 2025, the Company’s major customers, who accounted for more than 10% of the Company’s consolidated revenue, were as follows:

	Years Ended June 30,
	2026		2025
Major Customers
A	$26,191,866	27%	$32,736,616	26%
B	24,443,424	25%	17,526,700	14%

*	Represents the percentage was less than 10%.

(b) Suppliers

For the years ended June 30, 2026 and 2025, the Company’s suppliers, who accounted for more than 10% of the Company’s total purchases, were as follows:

	Year Ended June 30,
	2026	2025
Major Suppliers
C(1)	91%	91%

(1)	Major supplier C is Shenzhen Yi Jia, a Chinese company that is 95% owned by the Company’s co-chief executive officer and principal stockholder. See Note 12.

Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and accounts receivable. The Company maintains its cash in financial institutions. Accounts at United States financial institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. Accounts at Malaysian financial institutions are insured by the Perbadanan Insurans Deposit Malaysia (“PIDM”) up to RM 250,000. The Hong Kong Deposit Protection Board pays compensation up to a limit of Hong Kong Dollar (“HKD”) 800,000. The Company may carry cash balances at financial institutions in excess of the insured limits. The amount in excess of the deposit insurance as of June 30, 2026 and 2025 was $18,914,848 and $23,939,618. The Company has not experienced losses on these accounts and management believes, based upon the quality of the financial institutions, that the credit risk with regard to these deposits is not significant.

As of June 30, 2026 and 2025, the Company’s customers, whose accounts receivable balances accounted for more than 10% of the Company’s total accounts receivable, net, were as follows:

	As of June 30,		As of June 30,
Customers	2026		2025
C	32%		16%
D	*	%	17%

*	Represents the percentage was below 10%.

NOTE 3. CASH

Below is a breakdown of the Company’s cash balances in banks as of June 30, 2026 and 2025, both by geography and by currencies (translated into U.S. dollars):

	As of June 30,	As of June 30,
By Geography:	2026	2025
Cash in HK	$18,771,026	$23,336,668
Cash in U.S.	328,508	824,852
Cash in Malaysia	229,116	190,245
Total	$19,328,650	$24,351,765

By Currency:
USD	$9,180,075	$14,675,591
RM	152,748	101,743
HKD	77,364	139,691
EUR	12,150	11,097
GBP	23,248	24,091
RMB	9,883,065	9,399,552
Total	$19,328,650	$24,351,765

“HKD” refers to Hong Kong dollars, “GBP” refers to British pounds, “EUR” refers to Euros, “RM” refers to Malaysia ringgit, and “RMB” refers to Renminbi.

As of June 30, 2026 and 2025, there was restricted cash totaling $50,228 and nil, respectively, and was included in the U.S. in USD. These amounts are excluded from breakdown of cash balances above. It represents a collateral account at a bank for standby letter of credit as required by the customs department.

NOTE 4. ACCOUNTS RECEIVABLE, NET

As of June 30, 2026 and 2025, accounts receivable consisted of the following:

	As of June 30,	As of June 30,
	2026	2025
Accounts receivable – gross	$45,957,544	$64,927,626
Allowance for credit losses	(26,138,064)	(17,971,470)
Accounts receivable, net	$19,819,480	$46,956,156

Accounts receivable, net – current portion	19,819,480	39,588,998
Accounts receivable, net – non current portion	-	7,367,158
Accounts receivable, net	$19,819,480	$46,956,156

The Company recorded $20,715,826 and $22,034,812 credit loss expenses for accounts receivable for the years ended June 30, 2026 and 2025, respectively. The decrease in the credit loss expenses was the combined effect of the tightening of the North American sales strategy, including stricter payment terms and higher deposit requirements for new accounts, offset by the lack of improvement in long-aged accounts receivable balances. For the years ended June 30, 2026 and 2025, the Company wrote off accounts receivable against allowance for credit losses of $12,549,232 and $9,948,580, respectively. As of June 30, 2026 and 2025, there were nil and $7,367,158 accounts receivable reclassified to accounts receivable – non current due to payment term extension arrangements with customers.

Activity in the allowance for credit losses is below:

	For the year ended June 30,
	2026	2025
Balance at July 1	$17,971,470	$5,885,238
Provision for expected losses	20,715,826	22,034,812
Write-offs charged against the allowance	(12,549,232)	(9,948,580)
Balance at June 30	26,138,064	17,971,470

NOTE 5. PREPAID EXPENSES AND OTHER CURRENT ASSETS

As of June 30, 2026 and 2025, prepaid expenses and other current assets consisted of the following:

	As of June 30,	As of June 30,
	2026	2025
Prepayment for inventory purchases	$469,058	$1,133,083
Prepayments	170,585	270,545
Other receivable	497,786	437,146
Prepaid provisional tax	705,152	323,797
Reserve for return inventory	676,548	79,934
Total	$2,519,129	$2,244,505

For the year ended June 30, 2026, the Company recorded an impairment charge $539,497 related to prepayments for inventory purchase that management determined to be fully unrecoverable.

NOTE 6. PROPERTY, PLANT AND EQUIPMENT, NET

As of June 30, 2026 and 2025, property, plant and equipment consisted of the following:

	As of June 30,	As of June 30,
	2026	2025
Leasehold improvements	$817,328	$817,327
Office and other equipment	1,652,901	1,648,733
Furniture and fixtures	900,184	877,685
Construction-in-progress	1,174,204	894,919
	4,544,617	4,238,664
Less: accumulated depreciation	(2,121,108)	(1,285,864)
Total	$2,423,509	$2,952,800

For the years ended June 30, 2026 and 2025, depreciation expense amounted to $835,244 and $730,362, respectively.

Construction-in-progress refers to the production plant that are under construction in Malaysia, which are expected to be put into use in year 2027.

NOTE 7. OTHER INVESTMENT

On February 20, 2024, the Company acquired shares of preferred equity investment in Touch Point Worldwide, Inc. d/b/a/ Berify, a Delaware corporation (“Berify”). The Company purchased 908,464 shares of Berify Series Seed Preferred equity for $1 million, yielding a 2.3% ownership in Berify. On April 4, 2024, the Company invested an additional of $1 million into Berify’s preferred equity for 908,464 shares, giving the Company a total of 1,816,928 shares equal to a 4.5% interest in Berify. As of June 30, 2026 and 2025, the investment in Berify amounted to $2,000,000 and $2,000,000, respectively.

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

As of June 30, 2026 and 2025, the investment in joint venture accounted for under the equity method amounted to $8,611,823 and $9,515,546. As of June 30, 2026, the carrying amount of the investment exceeded the Company’s 40% share of IKE’s net assets, which is accounted for as equity method goodwill and is not subject to amortization. As of June 30, 2026, the Company noticed no indicator of impairment regarding the investment.

For the years ended June 30, 2026 and 2025, the Company’s share of the joint venture’s net loss was $903,723 and $732,502. The loss was included in “other (expense) income, net” in the consolidated statements of operations and comprehensive loss.

The tables below present the summarized financial information, as provided to the Company by the investee, for the unconsolidated company:

	As of June 30,	As of June 30,
	2026	2025
Current assets	$17,755,309	$20,583,827
Noncurrent assets	4,162,321	2,568,283
Current liabilities	1,332,955	278,128
Equity	20,584,675	22,873,982

	For the years ended June 30,
	2026	2025
Net revenue	$136,752	$-
Gross profit	126,669	-
Loss from operations	2,289,307	1,831,254
Net loss	2,289,307	1,831,254

NOTE 9. CONTRACT LIABILITIES

As of June 30, 2026 and 2025, the Company had total contract liabilities of $1,886,012 and $4,861,250, respectively. These liabilities are advance deposits received from customers after an order has been placed. The decrease in the balance at June 30, 2026 was due to less orders on hand on that date. The amount of revenue recognized in the year ended June 30, 2026, that was included in the opening contract liability balance was $4,275,147.

Changes in the contract liabilities is below:

	For the year ended June 30,
	2026	2025
Balance at July 1	$4,861,250	$2,218,166
Contract liabilities recognized related to advanced deposits	43,673,322	41,129,592
Revenue recognized in current period	(46,648,560)	(38,486,508)
Balance at June 30	1,886,012	4,861,250

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

The balances for the right-of-use assets and lease liabilities where the Company is the lessee are presented as follow:

	As of	As of
	June 30, 2026	June 30, 2025
Operating lease right-of-use assets	$3,329,452	$5,181,521
Impairment	(301,067)	(151,516)
Total	$3,028,385	$5,030,005

Operating lease liabilities – current	$1,443,763	$1,838,815
Operating lease liabilities – non-current	1,893,249	3,267,522
Total	$3,337,012	$5,106,337

As of June 30, 2026, the maturities of our lease liabilities (excluding short-term leases) are as follows:

As of June 30, 2026
July 1, 2026 to June 30, 2027	$1,607,967
July 1, 2027 to June 30, 2028	803,628
July 1, 2028 to June 30, 2029	722,952
July 1, 2029 to June 30, 2030	481,968
Total future lease payments	3,616,515
Less: imputed interest	(279,503)
Total lease liabilities	$3,337,012

The Company incurred lease costs, which include the payment of short-term leases, of $2,066,548 and $1,757,022 on the Company’s consolidated statements of operations and comprehensive loss for the years ended June 30, 2026 and 2025, respectively.

The Company made payments of $2,135,952 and $1,654,992 under the lease agreements during the years ended June 30, 2026 and 2025, respectively.

The weighted-average remaining lease term related to the Company’s lease liabilities as of June 30, 2026 and 2025 was 2.9 years and 3.4 years, respectively.

The discount rate related to the Company’s lease liabilities as of June 30, 2026 and 2025 was 6.0% and 6.4%. The discount rates are generally based on estimates of the Company’s incremental borrowing rate, as the discount rates implicit in the Company’s leases cannot be readily determined.

NOTE 11. ACCRUED LIABILITIES AND OTHER PAYABLES

As of June 30, 2026 and 2025, accrued liabilities and other payables consisted of the following:

	As of June 30,	As of June 30,
	2026	2025
Joint venture investment payable	$3,513,863	$5,841,174
Other payables	179,721	502,669
Accrued salaries and related benefits	79,775	372,294
Accrued expenses	774,718	1,180,982
Reserve for product returns	983,076	201,922
Other tax payable	950	950
Total	$5,532,103	$8,099,991

Joint venture investment payable refers to payable to IKE, which is a related party, please see Note 8 and Note 12 for details.

NOTE 12. RELATED PARTY TRANSACTIONS

a)	The table below sets forth the major related parties and their relationships with the Company:

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
- Aspire International Hong Kong Limited is a wholly-owned subsidiary of Aspire Global.
- Shenzhen Yi Jia, a Chinese company that is 95% owned by the Company’s Chairman and 5% by the Chairman’s cousin.
- IKE Tech LLC, a joint venture that the Company has 40% membership interests.
- Jin Wu Health Limited (“Jin Wu”), a joint venture in which the Company has a 49% equity interest.

b)	Tuanfang Liu is also Aspire Global’s chief executive officer and a director of both the Company and Aspire Global, and his wife, Jiangyan Zhu, is also a director of both companies. As of June 30, 2026, Mr. Liu and Ms. Zhu beneficially own 66.5% and 5.0%, respectively, of the outstanding shares of Aspire Global. As of June 30, 2026, Mr. Liu and Ms. Zhu beneficially own 57.6% and 4.3%, respectively, of the outstanding shares of the Company.

c)	For both years ended June 30, 2026 and 2025, the majority of the Company’s tobacco and cannabis vaping products were purchased from Shenzhen Yi Jia. As of June 30, 2026 and 2025, the accounts payable – related party was $29,312,960 and $52,420,256, respectively, which was payable to Shenzhen Yi Jia. There are no fixed payment terms regarding these balances and they are classified as current liabilities. For the years ended June 30, 2026 and 2025, the purchases from Shenzhen Yi Jia were $72,132,008 and $94,657,848, respectively.

d)	The balances due to a related party at June 30, 2026 and 2025 represent amounts due to Shenzhen Yi Jia of $47,000,000 and $25,000,000, respectively. The balance of $22,000,000 as of June 30, 2026 was reclassified from accounts payable – related party as Shenzhen Yijia agreed not to seek repayment of this balance for twelve months starting from September 17, 2026. The balance of $25,000,000 as of June 30, 2025 was reclassified from accounts payable – related party as Shenzhen Yijia agreed not to seek repayment of this balance for twelve months starting from September 30, 2025. The balances are non-interest bearing and unsecured.

e)	As of June 30, 2026 and 2025, the Company had $590,911 and $75,147 due from IKE. For the years ended June 30, 2026 and 2025, the Company recorded $558,229 and $109,349 in other income from IKE from charging administrative fees.

NOTE 13. INCOME TAXES

BVI

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

For the years ended June 30, 2026 and 2025 income (loss) before income taxes by major taxing jurisdiction consists of:

	Years ended June 30,
	2026	2025
HK	$7,038,205	$7,447,310
U.S.	(36,451,950)	(44,039,142)
Malaysia	(2,642,917)	(1,444,690)
Total	$(32,056,662)	$(38,036,522)

The provision for income taxes consisted of the following:

	Years ended June 30,
	2026	2025
Current provision:
United States – Federal	$-	-
United States - State	14,190	-
Foreign	1,218,905	1,203,704
Total current provision	1,233,095	1,203,704

Deferred provision:
United States – Federal	-	-
United States - State	-	-
Foreign	(85,713)	-
Total deferred provision:	(85,713)	-

Total provision for income tax	$1,147,382	$1,203,704

The reconciliation of the actual income taxes to the amount of tax computed by applying the aforementioned statutory tax rate to pre-tax income is as follows:

	Years ended June 30,
	2026	2025
Federal statutory income tax rate	$(6,732,256)	$(7,987,670)
State income taxes, net of federal benefit	(2,469,295)	(3,054,267)
Global Intangible Low-Taxes Income	666,641	1,007,772
Permanent Differences	237,117	56,843
Foreign Rate Differential	(396,378)	(373,481)
Effect of entity tax reclassification	448,686	4,832,943
Hong Kong Preferential Rate	(21,538)	(11,908)
Change in valuation allowance	9,401,452	6,750,352
Other	12,953	(16,880)
Income tax expense	$1,147,382	$1,203,704

The Company’s effective tax rate for the years ended June 30, 2026 and 2025, was different from the United States statutory income tax rate due primarily to the U.S. and Malaysia subsidiaries being in a loss position and the Hong Kong subsidiary being in an income position. No tax benefit has been recognized for these current losses and the related carryforward losses of these subsidiaries, as a full valuation allowance has been established against the deferred tax asset arising from these losses.

As of June 30, 2026, the Company had deferred tax assets totaling $29,025,130. Of this amount, $17,973,556 related to federal, state, and foreign net operating loss carryforwards, which may provide future income tax benefits. These deferred tax assets are attributable to gross net operating loss carryforwards of $54,221,556 for federal, $78,411,629 for state and $4,629,480  for foreign jurisdictions. In accordance with the Tax Cuts and Jobs Act enacted in December 2017, federal NOL carryforwards arising from tax years beginning after January 1, 2018 can be carried forward indefinitely, subject to a taxable income limitation. State net operating loss carryforwards will begin to expire in 2043, and foreign net operating loss carryforwards will begin to expire in 2034.

The amount of the valuation allowance as of June 30, 2026 was $28,018,555, resulting from an addition of $9,401,452 to the valuation allowance. Valuation allowances provided against the deferred tax assets are related to all net operating loss carryforwards, as the Company’s management does not believe that sufficient positive evidence exists to conclude that the benefits of such deferred tax assets are more likely than not to be realized in full.

After the valuation allowance, there is remaining deferred tax assets of $1,006,575 and deferred tax liabilities of $920,862 resulting in a net deferred tax asset of $85,713 which is recognized by Hong Kong subsidiary. Deferred tax assets and liabilities represent the future effects on income taxes that result from temporary differences and carryforwards that exist at the balance sheet date, and are measured using enacted rates and provisions of the tax law. Deferred tax assets are recognized for deductible temporary differences as well as tax attributes.

The Company generated Global Intangible Low-Taxes Income during the year. However, no corresponding U.S. federal income tax expense was recognized due to the utilization of net operating loss carryforwards. The Company will continue to monitor the impact of Global Intangible Low-Taxes Income on its future tax positions.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted, significantly amending U.S. federal tax law, including changes to international tax provisions, expensing of research and experimental expenditures, depreciation, and interest deduction rules. The company does not expect the OBBBA to have a material impact on its effective tax rate.

Significant components of the Company’s deferred tax liabilities and assets as of June 30, 2026 and 2025 are as follows:

	Years ended June 30,
	2026	2025
Deferred tax assets:
Net operating loss carryforward	$17,973,556	$10,839,605
Accounts receivable impairment	6,487,479	5,456,177
Share based compensation	2,194,433	1,868,307
Lease liabilities	830,588	1,270,401
Others	1,539,074	775,701
Total deferred tax assets	29,025,130	20,210,191
Less: Valuation allowance	(28,018,555)	(18,617,103)
Net deferred assets	1,006,575	1,593,088

Deferred tax liabilities:
Property, plant and equipment	(167,217)	(353,363)
Intangible Assets	(22,399)	(8,405)
Right of use assets	(731,246)	(1,231,320)
Net deferred tax liabilities	(920,862)	(1,593,088)

Net deferred tax asset	$85,713	$-

Movement of valuation allowance:

	Years ended June 30,
	2026	2025
At the beginning of the year	$18,617,103	$11,850,516
Current year addition	9,401,452	6,766,587
At the end of the year	$28,018,555	$18,617,103

The Company is subject to income taxes in the U.S. federal, state, and various foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply.

United States

The subsidiary in United States is subject to US federal income tax examinations by the Internal Revenue Service (“IRS”). Under the Internal Revenue Code, the statute of limitations for the IRS to assess additional taxes generally expires three years from the later of the tax return filing date or its due date (including extensions). However, this period may be extended to six years in cases of substantial understatement of income (>25% of gross income) or indefinitely in instances of fraud or failure to file a return.”

Hong Kong

An additional assessment may be made by an HKIRD tax assessor if a taxpayer chargeable to tax has not been assessed to tax or has been assessed at less than the proper amount. The assessment must be made within the relevant year of assessment or within six years after the end of that year of assessment. The time limit for making additional assessments is extended when a taxpayer either has not been assessed, or is under-assessed, due to fraud or wilful evasion. In that case, an additional assessment may be made up to ten years after the end of the relevant assessment year.

Malaysia

Additional assessments can be made within five years (seven years for transfer pricing assessments) after the expiration of the relevant year of assessment. This time limit is not applicable where fraud, wilful default, or negligence has been committed.

The Company does not have any tax audits or other issues pending.

NOTE 14. WARRANTS

The following table summarizes information with respect to outstanding warrants to purchase common stock during the years ended June 30, 2026 and 2025:

Name	Warrants Outstanding	Warrants Exercisable	Weighted average exercise price	Weighted average remaining life in months	Aggregate intrinsic value
Outstanding at June 30, 2025	173,211	173,211	8.91	93	-
Granted	-	-	-	-	-
Exercised	-	-	-	-	-
Expired	-	-	-	-	-
Outstanding at June 30, 2026	173,211	173,211	8.91	81	-

On April 3, 2023, the Company issued the representative of the underwriters in the Company’s initial public offering 62,100 warrants. Each warrant entitles the holder to purchase one share of common stock at an exercise price of $8.75, during the period commencing April 3, 2023, and expiring on April 3, 2028. On April 5, 2024, the Company issued a warrant to purchase 111,111 shares of its Common Stock to Berify in a private placement concurrent with the closing of investment in Ike Tech LLC, the joint venture. See Note 8. The Warrant has an exercise price of $9.00 per share, is exercisable immediately, and will expire ten years from the date of issuance, or April 5, 2034. None of the warrants have been exercised.

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

Restricted stock

During the years ended June 30, 2026 and 2025, 190,718 and 206,271 shares of common stock were issued to the Company’s board of directors and service providers in settlement of restricted stock granted under the Plan, respectively. Restricted stock granted to directors vests over three months and was fully vested as of June 30, 2025. The Company recognized stock-based compensation expense totaling $475,988 and $1,251,328 during the year ended June 30, 2026 and 2025, which were related to the restricted stock issued to the Company’s board of directors and a service provider, based on the grant date fair value of the awards. There are nil unrecognized compensation expenses related to the restricted stock awards granted to one service provider as of June 30, 2026.

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

The shares of common stock that vest upon the attainment of the sales-based targets include performance-based vesting conditions, which the Company has determined were not probable of being achieved at June 30, 2026. As such, the Company has not recognized any compensation expense as of June 30, 2026, related to the restricted common stock with performance-based vesting conditions. The shares of common stock that vest on October 1, 2027, include time-based vesting criteria. For these shares, the Company recognizes stock-based compensation expense based on the grant date fair value on a straight-line basis over the required service period. For the year ended June 30, 2026, the stock-based compensation expense related to the restricted common stock with time-based vesting conditions was zero.

Stock Options

The following is a summary of stock option activity transactions as of and for the years ended June 30, 2026 and 2025:

	Number Of options	Weighted average exercise price	Weighted average fair value per option	Weighted average remaining contractual life in years
Outstanding at June 30, 2024	3,255,000	$9.10	$5.13	9.1
Granted	465,000	$6.06	$3.69	9.3
Exercised	-	$-	$-	-
Expired	(224,376)	$9.76	$5.50	8.2
Forfeiture	(2,057,499)	$9.00	$5.12	8.4
Outstanding at June 30, 2025	1,438,125	$8.15	$4.61	8.0
Granted	490,000	$2.70	$1.62	9.0
Exercised	-	$-	$-	-
Expired	(135,521)	$7.97	$4.56	7.5
Forfeiture	(342,604)	$6.39	$3.80	8.9
Outstanding at June 30, 2026	1,450,000	$6.80	$3.83	7.4
Exercisable at June 30, 2026	685,104	$8.59	$4.71	6.2

The aggregate intrinsic value of options outstanding with an exercise price less than the closing price of the Company’s common stock as of June 30, 2026 was $0. Aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the period in excess of the weighted-average exercise price multiplied by the number of options outstanding or exercisable.

Total expense of options vested for the years ended June 30, 2026 and 2025, was $1,288,318 and $513,553, respectively. The options granted during year ended June 30, 2026 and 2025 were valued using the binomial option pricing model based on the following range of assumptions:

	Years ended June 30,
	2026	2025
Exercise multiple	2.8	2.8
Expected volatility	60%	50% - 55%
Risk-free interest rate	4.062% -4.812%	4.062% -4.812%
Expected dividend yield	0%	0%

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

	Shares	Weighted average grant date fair value
Unvested, June 30, 2024	483,606	$9.76
Granted	1,223,830	6.10
Vested	(606,379)	7.15
Canceled and forfeited	(696,087)	7.68
Unvested, June 30, 2025	404,970	$6.35

	Shares	Weighted average grant date fair value
Unvested, June 30, 2025	404,970	$6.35
Granted	210,000	2.70
Vested	(400,604)	4.46
Canceled and forfeited	(10,000)	4.74
Unvested, June 30, 2026	204,366	$6.38

Total expense for the RSUs during the years ended June 30, 2026 and 2025 was $1,723,901 and $3,851,401, respectively. During the years ended June 30, 2026 and 2025, there were 241,990 and 516,827 shares issued as a result of employees exercising vested RSUs granted to them.

The following table summarizes the allocation of stock-based compensation in the accompanying consolidated statements of operations and comprehensive loss:

	Years ended June 30,
	2026	2025
General and administrative expenses	$3,094,586	$5,453,313
Sales and marketing expenses	393,621	162,969
Total	$3,488,207	$5,616,282

As of June 30, 2026, the Company had approximately $2,627,199 in unrecognized compensation expenses related to all non-vested options and RSUs that will be recognized over the weighted-average period of 1.5 years.

NOTE 16. STOCKHOLDERS’ EQUITY

The Company has authorized the issuance of 140,000,000 shares of common stock, with a par value of $0.0001 per share.

The Company has authorized the issuance of 10,000,000 shares of preferred stock, with a par value of $0.0001 per share. As of and for the years ended June 30, 2026 and 2025, there were no shares of preferred stock issued or outstanding.

During the year ended June 30, 2026, the Company repurchased 17,046 shares of its common stock, par value $0.0001 per share, which were subsequently cancelled.

NOTE 17. LOSS PER SHARE

The following table presents a reconciliation of basic net loss per share:

	Years ended June 30,
	2026	2025
Net loss	$(33,204,044)	$(39,240,226)
Weighted average basic and diluted common stock outstanding	57,306,470	56,853,552
Net loss per basic and diluted share of common stock	$(0.58)	$(0.69)

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

Concurrently with the JV Agreement (see Note 8), Ispire entered into an exclusive supply agreement with Berify, whereby Ispire is obligated to purchase all Bluetooth enabled integrated circuits to be used on vape type devices to control the activation of the device that are to be sold to IKE at cost plus a 20% mark-up. In addition, IKE entered into an exclusive supply agreement with Ispire, whereby IKE is obligated to purchase at cost plus a 5% mark-up all products to be sold by IKE in the nicotine field. As of June 30, 2026, we recorded an unpaid $3.5 million consideration in accrued liabilities and other payables on the consolidated balance sheet for a committed investment of $9 million into a joint venture investment named IKE Tech LLC.

NOTE 19. SUBSEQUENT EVENT

In August 2026, Aspire Science and Technology Limited, a wholly owned subsidiary of the Company, entered into a definitive cooperation agreement with Shandong Jincheng Pharmaceutical & Chemical Co., Ltd. and certain related parties. The agreement provides for the operation of JinWu Health Limited, a joint venture owned 49% by Aspire Science and 51% by Jincheng Pharmaceutical & Chemical, to pursue the development, production and sale of nicotine pouch products. The definitive agreement establishes the framework for the parties to advance their long-term cooperation.