Form 10-Q
period 2026-09-30
Ispire Technology Inc.
filed 2026-11-09
CIK 1948455

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

☐ Yes ☒ No

As of November 6, 2026, there were 57,766,035 shares of common stock outstanding.

ISPIRE TECHNOLOGY INC.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

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

The words “may,” “will,” “could,” “would,” “should,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “potential” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements include, among other things, statements about:

●	our goals and growth strategies;

●	our expectations regarding demand for and market acceptance of our brand and platforms;

●	our expectations regarding continued reductions in operating expenses and our ability to achieve positive cash flows;

●	our future business development, results of operations and financial condition;

●	the actual timing for and results of the PMTAs described herein, and other FDA review of our products in development

●	our ability to successfully operate our manufacturing facility in Malaysia;

●	our ability to establish material relationships with suppliers other than Shenzhen Yi Jia Technology Co., Limited (“Shenzhen Yi Jia”);

●	the effect of regulations, both positive and negative, relating to the production, export, marketing and sale of vaping and nicotine pouch products in the United States, China, Malaysia and other countries;

●	our ability to maintain and improve our infrastructure necessary to operate our business;

●	competition in the vaping and nicotine pouch industry;

●	the expected growth of, and trends in, the markets for our products and services in the markets in which jurisdictions that we sell our products;

●	the effect of supply chain issues on our ability to manufacture and our ability and the ability of our distributors to distribute product;

●	the development of a market for cannabis vaping products and our ability to market cannabis products to adult users;

ii

●	our ability to compete successfully in selling both tobacco and cannabis vapor products, the expected growth of, and trends in, the markets for our products and services in jurisdictions that we sell or plan to sell our products;

●	government policies and regulations relating to our operations, including regulations relating to the sale and distribution of our vaping products and those relating to manufacturing operations;

●	our ability to develop and maintain effective disclosure controls and procedures, and internal controls over financial reporting;

●	our ability to comply with the continued listing standards of the Nasdaq Capital Market;

●	our ability to attract and retain qualified senior management personnel and research and development staff;

●	the volatility of our operating results and financial condition and the price of our common stock;

●	the prospects of our Ike Tech Inc. (formerly IKE Tech LLC) joint venture with Touch Point Worldwide Inc. d/b/a Berify and Chemular Inc;

●	general economic and business condition in China and elsewhere;

●	assumptions underlying or related to any of the foregoing; and

●	other risks and uncertainties, including those listed in the “Risk Factors” section of this Quarterly Report and our Annual Report on Form 10-K for the fiscal year ended June 30, 2026, filed with the SEC on September 15, 2026.

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

iii

PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements

ISPIRE TECHNOLOGY INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In $USD, except share and per share data)

	September 30, 2026	June 30, 2026
Assets
Current assets:
Cash	$15,636,010	$19,328,650
Restricted cash	50,228	50,228
Accounts receivable, net	13,487,870	19,819,480
Inventories, net	2,592,583	3,126,252
Prepaid expenses and other current assets	1,840,008	2,519,129
Due from a related party	639,784	590,911
Total current assets	34,246,483	45,434,650

Non-current assets:
Property, plant and equipment, net	2,231,365	2,423,509
Intangible assets, net	2,740,200	2,572,060
Right-of-use assets – operating leases	3,150,578	3,028,385
Other investment	2,000,000	2,000,000
Equity method investment	8,350,647	8,611,823
Other non-current assets	-	122,431
Deferred tax assets	104,609	85,713
Total non-current assets	18,577,399	18,843,921
Total assets	$52,823,882	$64,278,571

Liabilities and stockholders’ deficit
Current liabilities
Accounts payable	$2,611,444	$5,651,330
Accounts payable – related party	23,049,913	29,312,960
Contract liabilities	2,188,615	1,886,012
Contract liabilities – related party	48,154	-
Accrued liabilities and other payables	3,874,084	5,532,103
Borrowing – current portion	518,670	805,361
Operating lease liabilities – current portion	1,534,514	1,443,763
Total current liabilities	33,825,394	44,631,529

Non-current liabilities:
Amount due to a related party	52,000,000	47,000,000
Operating lease liabilities – net of current portion	1,845,549	1,893,249
Total non-current liabilities	53,845,549	48,893,249
Total liabilities	87,670,943	93,524,778

Commitments and contingencies

Stockholders’ deficit :
Common stock, par value $0.0001 per share; 140,000,000 shares authorized; 57,766,035 and 57,609,396 shares issued and outstanding as of September 30, 2026 and June 30, 2026	5,777	5,760
Treasury stock, at cost	(60,488)	(60,488)
Additional paid-in capital	53,094,072	52,276,766
Accumulated deficit	(87,707,288)	(81,269,311)
Accumulated other comprehensive loss	(179,134)	(198,934)
Total stockholders’ deficit	(34,847,061)	(29,246,207)
Total liabilities and stockholders’ deficit	$52,823,882	$64,278,571

See notes to unaudited condensed consolidated financial statements.

ISPIRE TECHNOLOGY INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS

(In $USD, except share and per share data)

	Three Months Ended September 30,
	2026	2025

Revenue	$27,542,546	$30,350,884
Cost of revenue	23,087,760	25,204,112
Gross profit	4,454,786	5,146,772
Operating expenses:
Sales and marketing expenses	1,000,123	1,564,844
Credit loss expenses	4,752,558	1,764,252
General and administrative expenses	4,851,122	4,512,985
Total operating expenses	10,603,803	7,842,081
Loss from operations	(6,149,017)	(2,695,309)
Other income (expense):
Interest income	84,150	95,472
Interest expense	(62,423)	(112,176)
Exchange gain, net	71,969	9,802
Other expense, net	(46,019)	(70,583)
Total other income (expense)	47,677	(77,485)
Loss before income taxes	(6,101,340)	(2,772,794)
Income taxes	(336,637)	(486,069)
Net loss	$(6,437,977)	$(3,258,863)
Other comprehensive income (loss)
Foreign currency translation adjustments	19,800	(7,892)
Comprehensive loss	(6,418,177)	(3,266,755)
Net loss per share
Basic and diluted	$(0.11)	$(0.06)
Weighted average shares outstanding:
Basic and diluted	57,670,739	57,273,184

See notes to unaudited condensed consolidated financial statements.

ISPIRE TECHNOLOGY INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(In $USD, except share and per share data)

	Common Stock			Additional		Accumulated Other	Total
	Number of Shares	Amount	Treasury Stock	Paid-in Capital	Accumulated deficit	Comprehensive Loss	Stockholders’ Deficit

Balance, July 1, 2026	57,609,396	$5,760	$(60,488)	$52,276,766	$(81,269,311)	$(198,934)	$(29,246,207)

Net loss	-	-	-	-	(6,437,977)	-	(6,437,977)

Issuance of common stock for equity incentives	156,639	17	-	230,653	-	-	230,670

Stock based compensation expenses	-	-	-	586,653	-	-	586,653

Foreign currency translation adjustment	-	-	-	-	-	19,800	19,800

Balance, September 30, 2026	57,766,035	$5,777	$(60,488)	$53,094,072	$(87,707,288)	$(179,134)	$(34,847,061)

Balance, July 1, 2025	57,193,734	$5,719	$(60,488)	$48,833,601	$(48,065,267)	$(108,871)	$604,694

Net loss	-	-	-	-	(3,258,863)	-	(3,258,863)

Issuance of common stock for equity incentives	96,130	10	-	240,974	-	-	240,984

Stock based compensation expenses	-	-	-	697,164	-	-	697,164

Common stock repurchase	-	-	(45,001)	-	-	-	(45,001)

Foreign currency translation adjustment	-	-	-	-	-	(7,892)	(7,892)

Balance, September 30, 2025	57,289,864	$5,729	$(105,489)	$49,771,739	$(51,324,130)	$(116,763)	$(1,768,914)

See notes to unaudited condensed consolidated financial statements.

ISPIRE TECHNOLOGY INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In $USD, except share and per share data)

	Three Months Ended September 30,
	2026	2025

Net loss	$(6,437,977)	$(3,258,863)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	216,811	253,410
Credit loss expenses	4,752,558	1,764,252
Right-of-use assets amortization	279,380	307,740
Stock-based compensation expenses	817,323	938,148
Inventory impairment	418,500	423,457
Loss from equity method investment	262,888	199,279
Debt issuance cost amortization	32,312	32,312
Deferred income taxes	(18,895)	-
Changes in operating assets and liabilities:
Accounts receivable	1,579,052	744,255
Inventories	115,169	62,395
Prepaid expenses and other current assets	493,934	509,535
Accounts payable and accounts payable – related party	(4,302,933)	(496,695)
Contract liabilities	302,603	(1,898,951)
Accrued liabilities and other payables	(125,779)	(576,181)
Operating lease liabilities	(358,522)	(469,556)
Prepaid income tax/income tax payable	356,016	281,856
Advances from a related party	48,154	-
Advances to a related party	(48,873)	-
Net cash used in operating activities	(1,618,279)	(1,183,607)

Cash flows from investing activities:
Purchase of property, plant and equipment	(2,206)	(7,502)
Acquisition of intangible assets	(199,107)	(132,534)
Investment in joint venture	(1,712)	-
Payments of Joint venture investment payable	(1,552,333)	-
Net cash used in investing activities	(1,755,358)	(140,036)

Cash flows from financing activities:
Repayment of borrowing	(319,003)	(319,004)
Net cash used in financing activities	(319,003)	(319,004)

Net decrease in cash and restricted cash	(3,692,640)	(1,642,647)
Cash and restricted cash - beginning of period	19,378,878	24,351,765
Cash and restricted cash – end of period	$15,686,238	$22,709,118

Reconciliation of cash and restricted cash
Cash	$15,636,010	$22,659,118
Restricted cash	50,228	50,000
Total cash and restricted cash	15,686,238	22,709,118

Supplemental non-cash investing and financing activities
Leased assets obtained in exchange for operating lease liabilities	$480,182	$-
Reclassification of accounts receivable – non-current to accounts receivable	$-	$6,934,364
Reclassification of accounts payable – related party to amount due to a related party	$5,000,000	$4,000,000
Unpaid common stock repurchase	$-	$45,001
Supplemental disclosures
Cash paid for income taxes	$-	$-
Cash paid for interest	$62,423	$112,176

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

Aspire Global and the Company are related parties since the same individual is the chief executive officer of both companies. As of September 30, 2026, the chief executive officer and his wife, being directors of both companies, owned 66.5% and 5.0% of the equity of Aspire Global, respectively. As of September 30, 2026, they owned 57.6% and 4.3% of the equity of the Company, respectively. On July 29, 2022, Aspire Global transferred 100% of the equity interest in Aspire North America to the Company. On the same day, Aspire Holdings transferred 100% of the equity of Aspire Science to Ispire International. At the time of transfer of the equity in Aspire North America and Aspire Science, the Company had the same stockholders as Aspire Global, and the Company’s stockholders held the same percentage interest in the Company as they had in Aspire Global. Because the transfer of the equity in Aspire North America and Aspire Science is a transfer between related parties, the historical financial information of the subsidiaries is carried forward as the historical financial information of the Company and the 50,000,000 shares that were issued at or about the time of the Company’s organization are treated as being outstanding on July 1, 2020.

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

The following table sets forth information concerning the Company and its subsidiaries as of September 30, 2026:

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The unaudited condensed consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present a fair statement of the Company’s consolidated financial position as of September 30, 2026 and the results of operations for the three months ended September 30, 2026 and 2025. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the United States Securities and Exchange Commission (“SEC”) and accordingly do not include all of the disclosures normally made in the Company’s annual consolidated financial statements. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended June 30, 2026.

The unaudited condensed consolidated balance sheet as of June 30, 2026 has been derived from the audited consolidated financial statements at such date. The results of operations for the three months ended September 30, 2026 are not necessarily indicative of the results of operations that may be expected for any other interim periods or for the year ending June 30, 2027.

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

When management determines that certain inventories may not be saleable, or there is an indicator that certain inventory costs may exceed expected market value, the Company will record the difference between the cost and the net realizable value as a write down of inventories. The net realizable value is determined based on the estimated selling price, in the ordinary course of business, less estimated costs necessary to make the sale. The Company records a write-down for slow moving and potentially obsolete inventory based upon recent sales history, the quantity of inventory on-hand, and an estimate of expected sellable life of the inventory. The Company periodically reviews inventory to identify slow moving inventories and compares the forecast sales with the quantities and expected sellable life of inventory. Any inventories identified during this process are written-down based upon management’s judgment and projected demand, taking into account historical experience. These write-downs establish a new cost basis for the inventory and are not subsequently reversed for subsequent recoveries in value. Management’s estimates of inventory obsolescence may, therefore, be revised if there are changes in the overall market for the Company’s products or market changes that in management’s judgment, impact its ability to sell potentially obsolete inventory. The write-down of inventories related to obsolete finished goods were $418,500 and $423,457 for the three months period ended September 30, 2026 and 2025, respectively.

Intangible assets, net

Intangible assets refer to capitalized external costs, such as filing fees and associated attorney fees, incurred to obtain issued patents and patent license rights. The Company expenses costs associated with maintaining patents subsequent to their issuance in the period incurred. Capitalized patent costs are amortized on a straight-line basis over estimated useful lives of 15 – 20 years, which are based on the length of the license agreements as the Company expects to receive economic benefits over that time. The Company assesses the potential impairment to capitalized patent costs when events or changes in circumstances indicate that the carrying amount of our patent portfolio may not be recoverable. $199,107 and $132,534 of patent fees were capitalized during the three months ended September 30, 2026 and 2025, respectively. The amortization of the intangible assets was $30,967 and $24,454 for the three months ended September 30, 2026 and 2025 respectively. The amortization expenses were included in the general and administrative expenses.

The gross carrying amount, accumulated amortization of the intangible assets as of September 30, 2026 and June 30, 2026 were as follows:

	As of	As of
	September 30, 2026	June 30, 2026
Gross carrying amount	$2,993,057	$2,793,950
Accumulated amortization	(252,857)	(221,890)
Total	$2,740,200	$2,572,060

There have been no material changes to the estimated future amortization expense related to the Company’s intangible assets as previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2026.

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

The Company offers different payment terms to different customers. For nicotine vaping products, the general payment term is a deposit of 30% of sales amount upon placing order, and the payment of the remaining 70% to be made before shipment. For cannabis vaping products, a tailored payment term is designed for each customer, based on the business relationship, order size and other considerations. The majority of contract liabilities at the beginning of the period were recognized as revenues in the reporting period. The Company offers a thirty-day warranty. The warranty is an assurance-type warranty, and it offers replacement of products in case the products sold do not function as expected. In certain sales contracts, a right of return is offered. With a right of return, a customer is given the right to return the products if they are not satisfied with the product, and a credit would be given. The return reserve is accrued based on historical return rate and the management’s judgement. The Company has minimal incremental costs of obtaining a contract and are expensed when incurred. Sales taxes, which are sales and use or other similar taxes collected from the customer and remitted to the applicable taxing authority by the Company in accordance with applicable law, are excluded from revenue.

Disaggregated Revenue

The Company has taken into consideration the nature, amount, timing, and uncertainty of revenue and cash flows, and has determined to disaggregate its net sales by region. The net sales disaggregated by region for the three months ended September 30, 2026 and 2025, were as follows:

	Three months ended September 30,
	2026	2025
Europe	$15,320,568	$20,698,644
North America (the U.S. and Canada)	4,843,082	5,469,059
Asia Pacific (excluding PRC)	1,063,781	2,373,643
Others	6,315,115	1,809,538
Total	27,542,546	30,350,884

The net sales disaggregated by products for the three months ended September 30, 2026 and 2025 were as follows:

	Three months ended September 30,
	2026	2025
Nicotine products	$23,403,819	$25,138,049
Cannabis products	4,138,727	5,212,835
Total	27,542,546	30,350,884

Cost of revenue

Cost of revenue for the three months ended September 30, 2026 and 2025 consisted primarily of the cost of purchasing vaping products, freight-in cost and inventory impairment, which were mostly purchased from a related party. See Note 12.

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

Earnings per share

The Company computes earnings per share (“EPS”) in accordance with ASC 260, Earnings per Share. ASC 260 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as net loss divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (for example, convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potentially dilutive shares could dilute basic EPS in the future that were not included in the computation of diluted EPS because to do so would have been antidilutive for the three months ended September 30, 2026 and 2025. Potentially dilutive shares were as follows:

	As of September 30,	As of June 30,
Dilutive securities:	2026	2026
Share options	1,437,917	1,450,000
Unvested restricted stock units	192,802	204,366
Warrants	173,211	173,211
Total	1,803,930	1,827,577

Segment reporting

Based on the criteria established by ASC 280, and ASU 2023-07 that Company adopted during the year ended June 30, 2025, the Company’s chief operating decision maker (“CODM”) were identified as its Chief Executive Officer, who review the consolidated results when making decisions about allocating resources and assessing performance of the Company as a whole and hence, the Company has only one reportable segment. The Company does not distinguish between markets or segments for the purpose of internal reporting. Therefore, no geographical segments are presented. For the three months ended September 30, 2026 and 2025, the reportable segment revenue, segment expenses and segment profit or loss are the same as consolidated revenue, consolidated expenses and consolidated profit or loss in the unaudited condensed consolidated statements of operation and comprehensive loss.

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the CODM, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s CODMs for the three months ended September 30, 2025 were Mr. Tuanfang Liu, the Co-Chief Executive Officer and Chairman, and Mr. Michael Wang, the Co-Chief Executive Officer. Effective July 16, 2026, Mr. Michael Wang ceased serving as Co-Chief Executive Officer, and Mr. Tuanfang Liu became the Company’s sole Chief Executive Officer and Chairman. Since then, Mr. Tuanfang Liu has served as the Company’s sole CODM. The Company’s CODM for the three months ended September 30, 2026 was Mr. Tuanfang Liu, the Chief Executive Officer and Chairman.

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

Customer and Supplier Concentration

(a) Customers

For the three months ended September 30, 2026 and 2025, the Company’s major customers, who accounted for more than 10% of the Company’s consolidated revenue, were as follows:

	Three months ended September 30,
	2026		2025
Major Customers
A	$5,541,803	20%	$7,677,273	25%
B	7,429,998	27%	8,959,956	30%
C	4,100,367	15%	*	*	%
D	3,186,682	12%	*	*	%

*	Represents the percentage was less than 10%.

(b) Suppliers

For the three months ended September 30, 2026 and 2025, the Company’s suppliers, who accounted for more than 10% of the Company’s total purchases, were as follows:

	Three months ended September 30,
	2026	2025
Major Suppliers
E(1)	88%	92%

(1)	Major supplier E is Shenzhen Yi Jia, a Chinese company that is 95% owned by the Company’s Chief Executive Officer, Chairman and principal stockholder. See Note 12.

Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and accounts receivable. The Company maintains its cash in financial institutions. Accounts at United States financial institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. Accounts at Malaysian financial institutions are insured by the Perbadanan Insurans Deposit Malaysia (“PIDM”) up to RM 250,000. The Hong Kong Deposit Protection Board pays compensation up to a limit of Hong Kong Dollar (“HKD”) 800,000. The Company may carry cash balances at financial institutions in excess of the insured limits. The amount in excess of the deposit insurance as of September 30, 2026 and June 30, 2026 was $15,273,203 and $18,914,848. The Company has not experienced losses on these accounts and management believes, based upon the quality of the financial institutions, that the credit risk with regard to these deposits is not significant.

As of September 30, 2026 and June 30, 2026, the Company’s customers, whose accounts receivable balances accounted for more than 10% of the Company’s total accounts receivable, net, were as follows:

	As of September 30,	As of June 30,
Customers	2026	2026
F	38%	32%

NOTE 3. CASH

Below is a breakdown of the Company’s cash balances in banks as of September 30, 2026 and June 30, 2026, both by geography and by currencies (translated into U.S. dollars):

	As of September 30,	As of June 30,
By Geography:	2026	2026
Cash in HK	$14,748,650	$18,771,026
Cash in U.S.	504,872	328,508
Cash in Malaysia	382,488	229,116
Total	$15,636,010	$19,328,650

By Currency:
USD	$5,282,459	$9,180,075
RM	226,612	152,748
HKD	76,805	77,364
EUR	12,509	12,150
GBP	36,950	23,248
RMB	10,000,675	9,883,065
Total	$15,636,010	$19,328,650

“HKD” refers to Hong Kong dollars, “GBP” refers to British pounds, “EUR” refers to Euros, “RM” refers to Malaysia ringgit, and “RMB” refers to Renminbi.

As of September 30, 2026 and June 30, 2026, there was restricted cash totaling $50,228 and $50,228, respectively, and was included in the U.S. in USD. These amounts are excluded from breakdown of cash balances above. It represents a collateral account at a bank for standby letter of credit as required by the customs department.

NOTE 4. ACCOUNTS RECEIVABLE, NET

As of September 30, 2026 and June 30, 2026, accounts receivable consisted of the following:

	As of September 30,	As of June 30,
	2026	2026
Accounts receivable – gross	$43,782,491	$45,957,544
Allowance for credit losses	(30,294,621)	(26,138,064)
Accounts receivable, net	$13,487,870	$19,819,480

The Company recorded $4,752,558 and $1,764,252 credit loss expenses for accounts receivable for the three months ended September 30, 2026 and 2025, respectively. The increase in credit loss expenses was due to the lack of improvement in long-aged accounts receivable balances. For the three months ended September 30, 2026 and 2025, the Company wrote off accounts receivable against allowance for credit losses of $596,001 and $2,442,765, respectively.

Activity in the allowance for credit losses is below:

	Three months ended September 30,
	2026	2025
Balance at July 1	$26,138,064	$17,971,470
Provision for expected losses	4,752,558	1,764,252
Write-offs charged against the allowance	(596,001)	(2,442,765)
Balance at September 30	30,294,621	17,292,957

NOTE 5. PREPAID EXPENSES AND OTHER CURRENT ASSETS

As of September 30, 2026 and June 30, 2026, prepaid expenses and other current assets consisted of the following:

	As of September 30,	As of June 30,
	2026	2026
Prepayment for inventory purchases	$311,636	$469,058
Prepayments	129,309	170,585
Other receivable	240,017	238,708
Prepaid provisional tax	349,136	705,152
Reserve for return inventory	404,597	676,548
Deposits paid	405,313	259,078
Total	$1,840,008	$2,519,129

NOTE 6. PROPERTY, PLANT AND EQUIPMENT, NET

As of September 30, 2026 and June 30, 2026, property, plant and equipment consisted of the following:

	As of September 30,	As of June 30,
	2026	2026
Leasehold improvements	$816,894	$817,328
Office and other equipment	1,723,897	1,652,901
Furniture and fixtures	898,000	900,184
Construction-in-progress	1,099,526	1,174,204
	4,538,317	4,544,617
Less: accumulated depreciation	(2,306,952)	(2,121,108)
Total	$2,231,365	$2,423,509

For the three months ended September 30, 2026 and 2025, depreciation expense amounted to $185,844 and $228,956, respectively.

Construction-in-progress refers to the production plant that is under construction in Malaysia, which are expected to be put into use in fiscal year 2027.

NOTE 7. OTHER INVESTMENT

On February 20, 2024, the Company acquired shares of preferred equity investment in Touch Point Worldwide, Inc. d/b/a/ Berify, a Delaware corporation (“Berify”). The Company purchased 908,464 shares of Berify Series Seed Preferred equity for $1 million, yielding a 2.3% ownership in Berify. On April 4, 2024, the Company invested an additional of $1 million into Berify’s preferred equity for 908,464 shares, giving the Company a total of 1,816,928 shares equal to a 4.5% interest in Berify. As of September 30, 2026 and June 30, 2026, the investment in Berify amounted to $2,000,000 and $2,000,000, respectively.

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

NOTE 8. EQUITY METHOD INVESTMENTS

	As of September 30,	As of June 30,
	2026	2026
IKE Tech Inc. (formerly IKE Tech LLC)	$8,348,645	$8,611,823
JinWu Health Limited	2,002	-
Total	$8,350,647	$8,611,823

On April 5, 2024, Aspire North America entered into a capital contribution, subscription, and joint venture agreement with several other parties. Pursuant to joint venture agreement, the parties created a legal entity, IKE Tech Inc. (formerly IKE Tech LLC) (“IKE”), whose business is licensing, owning, operating and developing an industry-standard age-verification solution for vapor (e-cigarette) devices in the U.S. market as the related planned submission of PMTA applications that seek FDA marketing orders for cutting-edge technologies across the U.S. e-cigarette market. Ispire contributed $1 million to IKE in cash for funding its operating activities and entered into a binding commitment to make an additional capital contribution to IKE in the aggregate amount of up to $9 million. In exchange for Ispire’s total investment of $10 million, IKE issued to Ispire membership interests in an aggregate amount initially equal to forty percent (40%) of the membership interests in IKE. In October 2026, IKE converted into a Delaware corporation named Ike Tech Inc. (see Note 17).

As of September 30, 2026, the carrying amount of the IKE investment exceeded the Company’s respective share of IKE’s net assets, which is accounted for as equity method goodwill and is not subject to amortization. As of September 30, 2026, the Company noticed no indicator of impairment regarding the investment.

The tables below present IKE’s summarized financial information, as provided to the Company by IKE, for the unconsolidated company:

	As of September 30,	As of June 30,
	2026	2026
Current assets	$16,315,991	$17,755,309
Noncurrent assets	4,921,957	4,162,321
Current liabilities	1,311,220	1,332,955
Equity	19,926,728	20,584,675

	Three months ended September 30,
	2026	2025
Net revenue	$100,000	$-
Gross profit	11,600	-
Loss from operations	657,946	498,198
Net loss	657,946	498,198

In August, 2026, Aspire Science entered into a definitive cooperation agreement with Shandong Jincheng Pharmaceutical and Chemical Co., Ltd. and certain related parties. The agreement provides for the operation of JinWu Health Limited (“Jin Wu”), a joint venture owned 49% by Aspire Science and 51% by Jincheng Pharmaceutical and Chemical, to pursue the development, production and sale of nicotine pouch products.

The Company also holds a 49% interest in Jin Wu. The investment balance and the Company’s share of its net income are immaterial to the unaudited condensed consolidated financial statements for all periods presented.

For the three months ended September 30, 2026 and 2025, the Company’s share of the joint ventures’ net loss was $262,888 and $199,279. The Company’s share of net loss of $262,888 for the three months ended September 30, 2026 consisted of its share of IKE’s net loss of $263,178, partially offset by its share of Jin Wu’s net income of $290. The Company’s share of net loss of $199,279 for the three months ended September 30, 2025 related entirely to IKE. The loss was included in “other expense, net” in the unaudited condensed consolidated statements of operations and comprehensive loss.

NOTE 9. CONTRACT LIABILITIES

As of September 30, 2026 and June 30, 2026, the Company had total contract liabilities of $2,188,615 and $1,886,012, respectively. These liabilities are advance deposits received from customers after an order has been placed. The increase in the balance at September 30, 2026 was due to more orders on hand on that date. The amount of revenue recognized in the three months ended September 30, 2026, that was included in the opening contract liability balance was $522,683.

Changes in the contract liabilities are as follows:

	Three months ended September 30,
	2026	2025
Balance at July 1	$1,886,012	$4,861,250
Contract liabilities recognized related to advanced deposits	11,319,426	11,059,993
Revenue recognized in current period	(11,016,823)	(12,958,944)
Balance at September 30	2,188,615	2,962,299

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

The balances for the right-of-use assets and lease liabilities where the Company is the lessee are presented as follow:

	As of	As of
	September 30, 2026	June 30, 2026
Operating lease right-of-use assets	$3,451,645	$3,329,452
Impairment	(301,067)	(301,067)
Total	$3,150,578	$3,028,385

Operating lease liabilities – current	$1,534,514	$1,443,763
Operating lease liabilities – non-current	1,845,549	1,893,249
Total	$3,380,063	$3,337,012

As of September 30, 2026, the maturities of our lease liabilities (excluding short-term leases) are as follows:

As of September 30, 2026
October 1, 2026 to June 30, 2027	$1,359,088
July 1, 2027 to June 30, 2028	1,052,853
July 1, 2028 to June 30, 2029	742,129
July 1, 2029 to June 30, 2030	480,810
Total future lease payments	3,634,880
Less: imputed interest	(254,817)
Total lease liabilities	$3,380,063

The Company incurred lease costs, which include the payment of short-term leases, of $398,354 and $548,763 on the Company’s unaudited condensed consolidated statements of operations and comprehensive loss for the three months ended September 30, 2026 and 2025, respectively.

The Company made payments of $477,288 and $559,101 under the lease agreements during the three months ended September 30, 2026 and 2025, respectively.

The weighted-average remaining lease term related to the Company’s lease liabilities as of September 30, 2026 and June 30, 2026 was 2.7 years and 2.9 years, respectively.

The discount rate related to the Company’s lease liabilities as of September 30, 2026 and June 30, 2026 was 5.7% and 6.0%, respectively. The discount rates are generally based on estimates of the Company’s incremental borrowing rate, as the discount rates implicit in the Company’s leases cannot be readily determined.

NOTE 11. ACCRUED LIABILITIES AND OTHER PAYABLES

As of September 30, 2026 and June 30, 2026, accrued liabilities and other payables consisted of the following:

	As of September 30,	As of June 30,
	2026	2026
Joint venture investment payable	$1,961,530	$3,513,863
Other payables	373,453	179,721
Accrued salaries and related benefits	90,679	79,775
Accrued expenses	819,472	774,718
Reserve for product returns	628,000	983,076
Other tax payable	950	950
Total	$3,874,084	$5,532,103

Joint venture investment payable refers to payable to IKE, which is a related party, please see Note 8 and Note 12 for details.

NOTE 12. RELATED PARTY TRANSACTIONS

a)	The table below sets forth the major related parties and their relationships with the Company:

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
- Aspire International Hong Kong Limited is a wholly-owned subsidiary of Aspire Global.
- Shenzhen Yi Jia, a Chinese company that is 95% owned by the Company’s Chairman and 5% by the Chairman’s cousin.
- IKE Tech Inc. (formerly Ike Tech LLC), a joint venture in which the Company has a 40% membership interest.
- Jin Wu, a joint venture in which the Company has a 49% equity interest.

b)	Tuanfang Liu is also Aspire Global’s chief executive officer and a director of both the Company and Aspire Global, and his wife, Jiangyan Zhu, is also a director of both companies. As of September 30, 2026, Mr. Liu and Ms. Zhu beneficially own 66.5% and 5.0%, respectively, of the outstanding shares of Aspire Global. As of September 30, 2026, Mr. Liu and Ms. Zhu beneficially own 57.6% and 4.3%, respectively, of the outstanding shares of the Company.

c)	For the three months ended September 30, 2026 and 2025, the majority of the Company’s tobacco and cannabis vaping products were purchased from Shenzhen Yi Jia. As of September 30, 2026 and June 30, 2026, the accounts payable – related party was $23,049,913 and $29,312,960, respectively, which was payable to Shenzhen Yi Jia. There are no fixed payment terms regarding these balances and they are classified as current liabilities. For the three months ended September 30, 2026 and 2025, the purchases from Shenzhen Yi Jia were $19,128,065 and $22,901,368, respectively.

d)	The balances due to a related party at September 30, 2026 and June 30, 2026 represent amounts due to Shenzhen Yi Jia of $52,000,000 and $47,000,000, respectively. An additional $5,000,000 was reclassified as of September 30, 2026, bringing the total reclassified balance to $52,000,000, as Shenzhen Yi Jia agreed not to seek repayment of this balance for twelve months starting from November 8, 2026. The balances are non-interest bearing and unsecured.

e)	As of September 30, 2026 and June 30, 2026, the Company had $639,784 and $590,911 due from IKE. For the three months ended September 30, 2026 and 2025, the Company recorded $59,486 and $10,132 in other income from IKE from charging administrative fees.

NOTE 13. INCOME TAXES

For the three months ended September 30, 2026 and 2025 income (loss) before income taxes by major taxing jurisdiction consists of:

	Three months ended September 30,
	2026	2025
HK	$2,170,762	$2,990,453
U.S.	(7,620,539)	(5,065,563)
Malaysia	(651,563)	(697,684)
Total	$(6,101,340)	$(2,772,794)

Income taxes recorded for the three months ended September 30, 2026 and 2025, were estimated using the discrete method. Income taxes are based on the Company’s financial results through the end of the period, as well as the related change in the valuation allowance on deferred tax assets. The Company is unable to estimate the annual effective tax rate with sufficient precision for purposes of the effective tax rate method, which requires the Company to consider a projection of full-year income and the expected change in the valuation allowance. The estimated annual effective tax rate method was not reliable due to its sensitivity to small changes to forecasted annual pre-tax earnings and the effect of the valuation allowance, which create results with significant variations in the customary relationship between income tax expense and pre-tax income for the interim periods. As a result, the Company determined that using the discrete method is more appropriate than using the annual effective tax rate method.

The Company’s effective tax rate from operations was (5.52)% and (17.53)% for the three months ended September 30, 2026 and 2025, respectively. The Company’s effective tax rate for the three months ended September 30, 2026 and 2025, was different from the United States statutory income tax rate due primarily to the U.S. and Malaysia subsidiaries being in a loss position and the Hong Kong subsidiary being in an income position. No tax benefit has been recognized for these current losses and the related carryforward losses of these subsidiaries, as a full valuation allowance has been established against the deferred tax asset arising from these losses.

Income tax expense of $336,637 and $486,069 was from income generated during the three months ended September 30, 2026 and 2025, respectively. The majority of income tax expenses arose from Hong Kong operations, and the remaining are state taxes from U.S. operations.

NOTE 14. STOCK-BASED COMPENSATION

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

Restricted stock

During the three months ended September 30, 2026 and 2025, 145,075 and 84,140 shares of common stock were issued to the Company’s board of directors and service providers in settlement of restricted stock granted under the Plan, respectively. Restricted stock granted to directors vests over three months and was fully vested as of September 30, 2026. The Company recognized stock-based compensation expense totaling $230,670 and $240,984 during the three months ended September 30, 2026 and 2025, which were related to the restricted stock issued to the Company’s board of directors and a service provider, based on the grant date fair value of the awards. There are no unrecognized compensation expenses related to the restricted stock awards granted to one service provider as of September 30, 2026.

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

The shares of common stock that vest upon the attainment of the sales-based targets include performance-based vesting conditions, which the Company has determined were not probable of being achieved at September 30, 2026. As such, the Company has not recognized any compensation expense for the three months ended September 30, 2026, related to the restricted common stock with performance-based vesting conditions. The shares of common stock that vest on October 1, 2027, include time-based vesting criteria. For these shares, the Company recognizes stock-based compensation expense based on the grant date fair value on a straight-line basis over the required service period. For the three months ended September 30, 2026, the stock-based compensation expense related to the restricted common stock with time-based vesting conditions was zero.

Stock Options

The following is a summary of stock option activity transactions as of and for the three months ended September 30, 2026 and 2025:

	Number of options	Weighted average exercise price	Weighted average fair value per option	Weighted average remaining contractual life in years
Outstanding at July 1, 2026	1,450,000	$6.80	$3.83	7.4
Granted	-	$-	$-	-
Exercised	-	$-	$-	-
Expired	-	$-	$-	-
Forfeiture	(12,083)	$9.63	$5.61	7.5
Outstanding at September 30, 2026	1,437,917	$6.78	$3.82	7.1
Exercisable at September 30, 2026	894,583	$7.57	$4.19	6.5

	Number of options	Weighted average exercise price	Weighted average fair value per option	Weighted average remaining contractual life in years
Outstanding at July 1, 2025	1,438,125	$8.15	$4.61	8.0
Granted	490,000	$2.70	$1.62	9.8
Exercised	-	$-	$-	-
Expired	(38,125)	$8.00	$4.54	8.2
Forfeiture	(140,000)	$6.75	$4.11	9.0
Outstanding at September 30, 2025	1,750,000	$6.69	$3.78	8.4
Exercisable at September 30, 2025	585,833	$8.67	$4.70	7.1

The aggregate intrinsic value of options outstanding with an exercise price less than the closing price of the Company’s common stock as of September 30, 2026 was $0. Aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the period in excess of the weighted-average exercise price multiplied by the number of options outstanding or exercisable.

Total expense of options vested for the three months ended September 30, 2026 and 2025, was $325,567 and $260,648, respectively. There was no option granted during the three months ended September 30, 2026. The options granted during the three months ended September 30, 2025 were valued using the binomial option pricing model based on the following range of assumptions:

As of September 30, 2025
Exercise multiple	2.8
Expected volatility	60%
Risk-free interest rate	4.380%
Expected dividend yield	0%

RSUs

RSUs granted to employees vest cumulatively as to one-third of the restricted stock units on each of the first three anniversaries of the date of grant based on continued service. Each vested RSU entitles the holder to receive one share of common stock upon settlement. RSUs are accounted for as equity using the fair value method, which requires measurement and recognition of compensation expense for all awards granted to employees, directors and consultants based upon the grant-date fair value.

	Shares	Weighted average grant date fair value
Unvested, July 1, 2026	204,366	$6.38
Granted	-	-
Vested	(11,564)	9.76
Canceled and forfeited	-	-
Unvested, September 30, 2026	192,802	$6.18

	Shares	Weighted average grant date fair value
Unvested, July 1, 2025	404,970	$6.35
Granted	210,000	2.70
Vested	(11,990)	9.76
Canceled and forfeited	-	-
Unvested, September 30, 2025	602,980	$5.01

Total expense for the RSUs during the three months ended September 30, 2026 and 2025 was $261,086 and $436,516, respectively. During the three months ended September 30, 2026 and 2025, there were 11,564 and 11,990 shares issued as a result of employees exercising vested RSUs granted to them.

The following table summarizes the allocation of stock-based compensation in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss:

	Three months ended September 30,
	2026	2025
General and administrative expenses	$766,959	$816,925
Sales and marketing expenses	50,364	121,223
Total	$817,323	$938,148

As of September 30, 2026, the Company had approximately $1,975,543 in unrecognized compensation expenses related to all non-vested options and RSUs that will be recognized over the weighted-average period of 1.4 years.

NOTE 15. LOSS PER SHARE

The following table presents a reconciliation of basic net loss per share:

	Three months ended September 30,
	2026	2025
Net loss	$(6,437,977)	$(3,258,863)
Weighted average basic and diluted common stock outstanding	57,670,739	57,273,184
Net loss per basic and diluted share of common stock	$(0.11)	$(0.06)

NOTE 16. COMMITMENTS AND CONTINGENCIES

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

Concurrently with the JV Agreement (see Note 8), Ispire entered into an exclusive supply agreement with Berify, whereby Ispire is obligated to purchase all Bluetooth enabled integrated circuits to be used on vape type devices to control the activation of the device that are to be sold to IKE at cost plus a 20% mark-up. In addition, IKE entered into an exclusive supply agreement with Ispire, whereby IKE is obligated to purchase at cost plus a 5% mark-up all products to be sold by IKE in the nicotine field. As of September 30, 2026, the Company recorded an unpaid $2.0 million consideration in accrued liabilities and other payables on the unaudited condensed consolidated balance sheet for a committed investment of $9 million into a joint venture investment named IKE Tech Inc. (formerly IKE Tech LLC).

NOTE 17. SUBSEQUENT EVENT

In October 2026, IKE converted from a Delaware limited liability company into a Delaware corporation and changed its name to Ike Tech Inc. In the conversion, each unit of IKE was exchanged on a one-for-one basis for a share of common stock of the corresponding class. As a result, the Company’s 40% equity interest is now held as Class B common stock. The conversion did not change the Company’s ownership percentage or its ability to exercise significant influence over IKE. The Company continues to account for the investment under the equity method.

ITEM 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations may contain predictions, estimates, and other forward-looking statements that involve a number of risks and uncertainties, including those discussed under the sections entitled “Cautionary Note Regarding Forward-Looking Statements,” “Risk Factors” in this Quarterly Report and in our Annual Report on Form 10-K for the fiscal year ended June 30, 2026. These risks could cause our actual results to differ materially from any future performance suggested below.

Overview

As stated in our corporate mission, we are committed to delivering superior products that challenge industry norms, with the goal of delivering an unmatched customer and adult consumer experience. In achieving this, risk reduction is central to our mission, and we aim to improve the lives of our consumers through cutting-edge research and development. Our technology platforms look to reduce youth access to vaping products, which in turn, we believe will facilitate our ability to provide adult consumers with the products they desire.

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

Recent Developments

Co-Chief Executive Officer Transition

On July 16, 2026, the Company’s Board of Directors (the “Board”) modified the title of Michael Wang, to CEO of Aspire North America, the Company’s wholly owned subsidiary. As a result, Mr. Wang ceased being the Co-Chief Executive Officer of the Company and Tuanfang Liu was made the sole Chief Executive Officer of the Company.

President Appointment

On August 11, 2026, the Company’s Board appointed Mr. Steven Przybyla as the Company’s President with immediate effect. In addition to his role as President, Mr. Przybyla also serves as the Company’s Chief Legal Officer and Secretary.

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

E-cigarette regulation

Regulation regarding e-cigarettes varies across countries, from limited regulation to a total ban. The legal status of e-cigarettes is currently pending in many countries. As e-cigarettes have become more and more popular recently, many countries are considering imposing more stringent law and regulations to regulate this market. Changes in existing law and regulations and the imposition of new laws or regulations in countries and regions that our major customers are in may adversely affect our business. Please see the sections titled “Item 1. Business – Regulation” and “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2026 for our robust discussion of this topic.

Accounts Receivable

Our business relies on the collection of accounts receivable from our customers in a timely manner to maintain liquidity and support our ongoing operations. The balance of the allowance for credit losses was $30.3 million and $26.1 million at September 30, 2026 and June 30, 2026, respectively.

Our failure or inability to collect accounts receivable when due results from a number of factors, including (i) our customer’s failure to pay as a result of adverse economic conditions affecting the customer’s cash flow; (ii) our failure to implement effective collection efforts; and (iii) disputes over contract terms, product quality or delays in delivery. Due to federal status of cannabis and the uncertainty of adverse economic conditions in cannabis industry, we have focused more on nicotine business in the past two years. Although we may implement strategies to mitigate these risks, there can be no assurance that such measures will be entirely effective, and we may continue to incur write-offs of accounts receivable, which may impair our ability to operate profitably.

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

Results of Operations

The following table sets forth a summary of our unaudited condensed consolidated statements of operations and comprehensive loss for the three months ended September 30, 2026 and 2025 (dollars in thousands except per share amounts).

	Three Months Ended September 30,
	2026		2025
		% of Revenue		% of Revenue
Revenue	$27,543	100.0%	$30,351	100.0%
Cost of revenue	(23,088)	(83.8)%	(25,204)	(83.0)%
Gross profit	4,455	16.2%	5,147	17.0%
Operating expenses	(10,604)	(38.5)%	(7,842)	(25.8)%
Loss from operations	(6,149)	(22.3)%	(2,695)	(8.9)%
Other income (loss), net	48	0.2%	(78)	(0.3)%
Loss before income taxes	(6,101)	(22.2)%	(2,773)	(9.1)%
Income taxes	(337)	(1.2)%	(486)	(1.6)%
Net loss	(6,438)	(23.4)%	(3,259)	(10.7)%
Other comprehensive Income (loss)	20	0.1%	(8)	(0.1)%
Comprehensive loss	(6,418)	(23.3)%	(3,267)	(10.8)%
Net loss per ordinary share (basic and diluted)	$(0.11)		$(0.06)
Weighted ordinary shares outstanding	57,670,739		57,273,184

Revenue

The following table sets out the breakdown of our revenue percentage by region based on information provided to us by our distributors.

	Three Months Ended September 30,
	2026		2025
	Revenue	%	Revenue	%
Europe	$15,321	55.6%	$20,699	68.2%
North America (the U.S. and Canada)	4,843	17.6%	5,469	18.0%
Asia Pacific (excluding PRC)	1,064	3.9%	2,374	7.8%
Others	6,315	22.9%	1,809	6.0%
Total	27,543	100.0%	30,351	100.0%

Our revenue decreased by $2,808,338, or 9.3%, from $30,350,884 for the three months ended September 30, 2025, to $27,542,546 for the three months ended September 30, 2026. The decrease in revenue is the combined effect of (i) decreases in sales of vaping products in Europe of $5.4 million from $20.7 million for the three months ended September 30, 2025 to approximately $15.3 million for the three months ended September 30, 2026, which reflects European regulatory uncertainties regarding bans on disposable vaping products and flavor restrictions, which led distributors to adopt a cautious purchasing strategy; (ii) decreases in product sales in the Asia Pacific (excluding PRC) of $1.3 million from $2.4 million for the three months ended September 30, 2025, to $1.1 million for the three months ended September 30, 2026 due to more stringent regulatory requirements from Malaysia, Korea and Vietnam; (iii) decreases in product sales in the United States of $0.6 million from $5.5 million for the three months ended September 30, 2025, to $4.8 million for the three months ended September 30, 2026, due to a tightening of our sales strategy which required higher upfront deposits and stricter payment terms, subsequently leading to a reduced participation from lower-tier accounts; offset by an increase in product sales in the other regions, mainly from South America of $4.5 million from $1.8 million for the three months ended September 30, 2025, to $6.3 million for the three months ended September 30, 2026.

Cost of Revenue

Cost of revenue mainly consists of cost of purchases of vaping products, which are mostly purchased from Shenzhen Yi Jia. Cost of revenue decreased by $2,116,352, or 8.4%, from $25,204,112 for the three months ended September 30, 2025, to $23,087,760 for the three months ended September 30, 2026. The decrease in cost of revenue was primarily in line with decrease in sales.

Gross Profit

The following tables show the revenue, cost of revenue and gross profit of our products (dollars in thousands).

Three Months Ended September 30, 2026
Revenue	Cost of revenue	Gross profit	Gross profit %
$27,543	$23,088	$4,455	16.2%

Three Months Ended September 30, 2025
Revenue	Cost of revenue	Gross profit	Gross profit %
$30,351	$25,204	$5,147	17.0%

Gross profit decreased by $691,986, or 13.4%, from $5,146,772 for the three months ended September 30, 2025, to $4,454,786 for the three months ended September 30, 2026, while our gross margin decreased from 17.0% to 16.2%.

The decrease in gross margin was primarily due to (i) competitive pricing pressures that lowered selling prices on certain products and (ii) an unfavorable shift in revenue mix, as our higher-margin cannabis vaping products sales decreased from 17.2% to 15.0% of total revenue for the three months ended September 30, 2025 and 2026, respectively.

Operating Expenses

Operating expenses increased by $2,761,722 or 35.2%, from $7,842,081 for the three months ended September 30, 2025, to $10,603,803 for the three months ended September 30, 2026.

Our sales and marketing expenses mainly consist of employee salaries and benefits, marketing expenses, travel expenses, and other miscellaneous expenses.

Sales and marketing expenses decreased by $564,721, or 36.1%, from $1,564,844 for the three months ended September 30, 2025, to $1,000,123 for the three months ended September 30, 2026. The decrease in sales and marketing expenses was primarily due to a decrease in marketing expenses of approximately $0.6 million from Aspire Science as a reduction of marketing activities.

Credit loss expenses increased by $2,988,306, or 169.4%, from $1,764,252 for the three months ended September 30, 2025, to $4,752,558 for the three months ended September 30, 2026. The increase was mainly due to lack of improvement in long-aged customer balances under our roll-rate model.

Our general and administrative expenses (excluding the credit loss expenses) mainly consist of employee’s salaries and benefits, rental expense, professional fees, stock-based compensation expenses and other administrative expenses. General and administrative expenses increased by $338,137, or 7.5%, from $4,512,985 for the three months ended September 30, 2025, to $4,851,122 for the three months ended September 30, 2026. The increase was primarily from combined effect of (i) an increase of approximately $0.6 million of professional fee from Aspire HK, and (ii) a decrease of approximately $0.3 million of payroll expense from cost optimization plan in North America.

Other income (expense), net

Other income (expense), net includes interest income, interest expense, exchange gain, net and other income (expense).

Interest income decreased by $11,322, or 11.9%, from $95,472 for the three months ended September 30, 2025, to $84,150 for the three months ended September 30, 2026. The decrease in interest income is mainly due to decrease in interest charged on late fees by North America.

Interest expense decreased by $49,753, or 44.4% from $112,176 for the three months ended September 30, 2025, to $62,423 for the three months ended September 30, 2026. The decrease in interest expense is mainly due to less interest charged on loan balances for the three months ended September 30, 2026 from Aspire North America.

Exchange gain, net increased by $62,167, or 634.2%, from net exchange gain of $9,802 for the three months ended September 30, 2025 to net exchange gain of $71,969 for the three months ended September 30, 2026.

Other income/expense, net mainly consists of loss on equity method investment, credits from company credit card, administrative fee income and other miscellaneous expenses. Other expense, net decreased by $24,564, or 34.8%, from net expense of $70,583 for the three months ended September 30, 2025 to net expense of $46,019 for the three months ended September 30, 2026. The decrease of $0.02 million was driven by a $0.06 million increase in the share of net loss from joint ventures, partially offset by a $0.04 million increase in rental income from a sublessee.

As a result of these factors, total other income (expense), net increased by $125,162, or 161.6%, from other expense, net of $77,485 for the three months ended September 30, 2025 to other income, net of $47,677 for the three months ended September 30, 2026.

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

The provisions of ASC 740-10 prescribe a more-likely-than-not threshold for consolidated financial statement recognition and measurement of a tax position taken (or expected to be taken) in a tax return. This interpretation also provides guidance on the recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and related disclosures. For the three months ended September 30, 2026 and 2025, we did not incur any interest or penalties related to an uncertain tax position. We do not believe that there were any uncertain tax positions as of September 30, 2026 and 2025.

Income taxes decreased by $149,432 or 30.7%, from $486,069 for the three months ended September 30, 2025 to $336,637 for the three months ended September 30, 2026. We had a consolidated net loss for both three months ended September 30, 2026 and 2025, which was the combined effect of a profit by Aspire Science, a loss by Aspire North America and Ispire Malaysia. The profit from Aspire Science resulted in a current tax expense. The increase in valuation allowance reflects our view that the taxable income in the future will not be sufficient to utilize the carryforward loss.

Net Loss

As a result of the foregoing, net loss increased by $3,179,114, or 97.6%, from net loss of $3,258,863, or loss of $0.06 per share (basic and diluted), for the three months ended September 30, 2025 to a net loss of $6,437,977, or loss of $0.11 per share (basic and diluted), for the three months ended September 30, 2026.

Liquidity and Capital Resources

The following table summarizes our changes in working capital from June 30, 2026 to September 30, 2026 (dollars in thousands).

	September 30, 2026	June 30, 2026	Change	% Change
Current Assets	$34,246	$45,435	$(11,189)	(24.6)%
Current Liabilities	33,825	44,632	(10,807)	(24.2)%
Working Capital	421	803	(382)	(47.6)%

The following table sets forth information as to consolidated cash flow information for the three months ended September 30, 2026 and 2025 (dollars in thousands).

	Three Months Ended September 30,		Increase
Consolidated cash flow data:	2026	2025	(Decrease)
Net cash used in operating activities	$(1,618)	$(1,184)	$(434)
Net cash used in investing activities	(1,755)	(140)	(1,615)
Net cash used in financing activities	(319)	(319)	-
Net decrease in cash	$(3,692)	$(1,643)	$(2,049)

Net cash flow used in operating activities for the three months ended September 30, 2026, of $1.6 million, reflected our net loss of $6.4 million, primarily adjusted approximately as follows: add back of impairment of account receivable of $4.8 million, add back of share-based compensation expense of $0.8 million, add back of right-of-use assets amortization of $0.3 million, add back of inventory impairment of $0.4 million, a decrease in accounts payable of $4.3 million, offset by a decrease in accounts receivable of $1.6 million, a decrease in prepaid expense and other current assets of $0.5 million, a decrease in prepaid provisional tax of approximately $0.4 million and an increase from contract liabilities of $0.3 million.

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

Net cash flow used in investing activities for the three months ended September 30, 2026, of approximately $1.8 million reflected primarily the repayment of joint venture investment payable of approximately $1.6 million.

Net cash flow used in investing activities for the three months ended September 30, 2025 of $0.1 million reflected primarily acquisition of intangible assets of $0.1 million.

Net cash flow used in financing activities for the three months ended September 30, 2026, of approximately $0.3 million reflected primarily repayment of borrowing of $0.3 million.

Net cash flow used in financing activities for the three months ended September 30, 2025, of approximately $0.3 million reflected primarily repayment of borrowing of $0.3 million.

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

Contractual Obligations

As of September 30, 2026 and June 30, 2026, we had contract liabilities of $2,188,615 and $1,886,012, respectively. These liabilities are advance deposits received from customers after an order has been placed. We expect all of the contract liabilities to be settled in less than one year.

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

The balances for the right-of-use assets and lease liabilities where we are the lessee are presented as follows:

	As of	As of
	September 30, 2026	June 30, 2026
Operating lease right-of-use assets	$3,451,645	$3,329,452
Impairment	(301,067)	(301,067)
Total	$3,150,578	$3,028,385

Operating lease liabilities – current	$1,534,514	$1,443,763
Operating lease liabilities – non-current	1,845,549	1,893,249
Total	$3,380,063	$3,337,012

As of September 30, 2026, the maturities of our lease liabilities (excluding short-term leases) are as follows:

As of September 30, 2026
October 1, 2026 to June 30, 2027	$1,359,088
July 1, 2027 to June 30, 2028	1,052,853
July 1, 2028 to June 30, 2029	742,129
July 1, 2029 to June 30, 2030	480,810
Total future lease payments	3,634,880
Less: imputed interest	(254,817)
Total lease liabilities	$3,380,063

As of September 30, 2026, we have a borrowing balance of $518,670 outstanding, and the borrowing will mature within one year.

As of September 30, 2026, we recorded an unpaid $2.0 million consideration in accrued liabilities and other payables on the unaudited condensed consolidated balance sheet for a committed investment of $9 million into a joint venture investment named IKE Tech Inc. (formerly IKE Tech LLC).

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

ITEM 4: Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2026, due to the material weakness in our internal control over financial reporting relating to the lack of IT general controls regarding cyber security governance, logical access security and service organization management, as described in our Annual Report on Form 10-K for the fiscal year ended June 30, 2026.

Changes in Internal Control over Financial Reporting

As disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2026, management concluded that the previously identified material weaknesses relating to (i) the lack of controls needed to evaluate significant estimates, including the inventory reserve for slow-moving inventories and the allowance for credit losses, and (ii) the lack of sufficient personnel with appropriate levels of U.S. GAAP accounting knowledge and experience, had been remediated as of June 30, 2026. During the three months ended September 30, 2026, we continued to monitor the operation of the controls implemented to remediate the previously identified material weaknesses concerning significant accounting estimates, including the allowance for credit losses and the inventory reserve. We evaluated the current-period judgments and reconciliations relating to these estimates and concluded that the remediated controls continued to operate effectively. We also continued to implement our remediation plan for the material weakness relating to IT general controls described above. Other than these remediation efforts, there were no changes in our internal control over financial reporting during the three months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item. Our current risk factors are set forth in our Annual Report on Form 10-K for the fiscal year ended June 30, 2026, filed with the SEC on September 15, 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2026, the Company did not conduct any unregistered sales of equity securities.

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

Exhibit	Description
3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 (File No. 333-269470) filed with the SEC on January 31, 2023).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2024, filed with the SEC on September 27, 2024).
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 9, 2026	ISPIRE TECHNOLOGY INC.

	By:	/s/ Tuanfang Liu
Tuanfang Liu
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Jie Yu
Jie Yu
Chief Financial Officer
(Principal Financial and Accounting Officer)